Form 10-K
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1995-03-30
CIK 784000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                       Commission file number 0-15748

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

      Delaware                                  06-1149695
(State of Organization)                (I.R.S. Employer Identification No.)

                   900 Cottage Grove Road, South Building
                       Bloomfield, Connecticut  06002
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:  (203) 726-6000


        Securities registered pursuant to Section 12(b) of the Act:

                                    None
                           (Title of Each Class)

        Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                             TABLE OF CONTENTS



PART I                                                              Page

Item 1.      Business                                                 3
Item 2.      Properties                                               7
Item 3.      Legal Proceedings                                       11
Item 4.      Submission of Matters to a Vote of Security Holders     11


PART II

Item 5.      Market for Registrant's Common Equity and Related
              Security Holder Matters                                11
Item 6.      Selected Financial Data                                 12
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13
Item 8.      Financial Statements and Supplementary Data             17
Item 9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                 30


PART III

Item 10.     Directors and Executive Officers of the Registrant      30
Item 11.     Executive Compensation                                  32
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                         32
Item 13.     Certain Relationships and Related Transactions          33


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                    34


SIGNATURES                                                           36

                                   PART I

Item 1.  Business

        The registrant, CIGNA Income Realty-I Limited Partnership (the "Partnership"), was formed on October 15, 1985, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, holding for investment and disposing of industrial and office buildings and service center space and, to a lesser extent, residential properties. On February 4, 1986, the Partnership commenced an offering of $35,000,000 (subject to increase up to $50,000,000) of Limited Partnership Interests (the "Units") at $250 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-1818).

        The offering terminated on December 1, 1987, with a total of 200,000 Units having been sold to the public. The holders of 110,042 Units representing 64,146 non-taxable and 45,896 taxable Units were admitted to the Partnership in 1986; the holders of the remaining 89,958 Units, representing 51,109 non-taxable and 38,849 taxable Units, were admitted to the Partnership in 1987. From the 200,000 Units sold, the Partnership received net proceeds of $45,463,209. The Limited Partners of the Partnership share in the ownership of the Partnership's real property investments according to the number of Units held. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

        The General Partner of the Partnership is CIGNA Realty Resources, Inc.-Tenth (the "General Partner"), which is a wholly owned subsidiary of CIGNA Financial Partners, Inc. ("CFP"), which is in turn a wholly owned subsidiary of Connecticut General Corporation, which is in turn a wholly owned subsidiary of CIGNA Holdings Inc., which is a wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange.

        The Partnership has acquired three commercial properties (including one owned through a joint venture) located in Missouri, Massachusetts and
Florida, and one residential property located in Arizona.   In order to
acquire the properties, the Partnership, which purchased properties for all cash, invested a total of $41,254,243 and paid $179,539 in acquisition expenses and fees to non-affiliates. In conjunction with these purchases, the Partnership owes acquisition fees of $2,500,000 to an affiliate of the General Partner. Pursuant to the limited partnership agreement of the Partnership ("Partnership Agreement"), the fees are payable from adjusted cash from operations subordinated to a 6% non-cumulative, non-compounded annual return to Limited Partners on their adjusted invested capital or, if necessary, from cash from property sales. To date, no such fees have been paid and the General Partner expects payment to be made as properties are sold.

        The Partnership has made the real property investments set forth in the following table:

                                           Acquisition
   Name, Type of Property     Purchase     Fees and               Date of   Type of
        and Location           Prices      Expenses    Size(e)   Purchase   Ownership
                             (a)(b)(c)        (d)
 1.     Woodlands Tech        $7,820,000   $605,586    98,400    07/03/86   100% fee
        Center                                         sq. ft.              simple
        St. Louis, MO                                                       interest

 2.     Westford              12,598,206    733,542    162,835   11/01/86   73.92% fee
        Corporate Center                               sq. ft.              simple
        Westford, MA (f)                                                    interest


 3.     Piedmont Plaza        10,636,037    640,406    147,750   05/01/87   100% fee
        Shopping Center                                sq. ft.              simple
        Apopka, FL (g)                                                      interest

 4.     Overlook              10,200,000    700,005    224       10/14/88   100% fee
        Apartments                                     units                simple
        Scottsdale, AZ                                                      interest


(a)  Excludes all broker fees.

(b) The Partnership did not incur any debt in connection with the acquisition of investment properties.

(c)  The table does not reflect purchase price adjustments resulting from earnout and master lease provisions.

(d) Pursuant to the Partnership Agreement, acquisition fees to affiliates will be paid from adjusted cash from operations or, if necessary, from cash from property sales.

(e)  Represents net leasable area at acquisition date; current net leasable area may vary due to completion of tenant finish.

(f)  The Partnership owns a 73.92% interest in the Westford Joint Venture Partnership
     (the "Venture") which owns the  Westford Corporate Center.  Connecticut General
     Equity Properties-I Limited Partnership, an affiliated partnership, is the co-
     venturer.  The financial information shown represents the Partnership's share of the total investment.  Reference is made to the Notes to Consolidated Financial
     Statements for a description of the joint venture partnership through which the
     Partnership participates in this real property investment.

(g)  Piedmont Plaza added 21,052 square feet subsequent to acquisition.  See Item 7.

     The Northwestern St. Louis County service center market, where Woodlands Tech is located, has shown improvement in 1994. The overall occupancy level is 94.7%. Since early 1993, St. Louis County service centers have surpassed the 90% occupancy level. Several factors are attributable to the improvement. The tightness of the suburban office market has caused a trickle down effect to the high finish service center market. Cost conscious office space users are again considering the service center due to a lack of available inventory and a perceived price increase for traditional office space. The absence of any new, speculative product being introduced to the market and only one new building (38,700 square feet) development has left limited alternatives for service center users. Office absorption in St. Louis reached 1.2 million square feet in 1994. Class B/C properties are benefitting from low West County vacancy. West County had 140,000 square feet of Class B/C absorption in the first six months of 1994, compared to 14,000 square feet in all of 1993. As a result of the floods in the Midwest in 1993, tenants were forced out of 2.1 million square feet of service center space, many of which have made permanent relocations to service centers in West County.

     Woodland Tech Center ended 1994 at 94% occupancy, comparable to West County. Lease rates for office/warehouse space smaller than 40,000 square feet have begun to edge up. Overall, the supply of available service center space remains sufficient to keep lease rates stable. Asking rental rates for service center space are between $6.00 and $12.00 per square foot. Although the vacancy rate is low, St. Louis County service center rates have not increased as dramatically as office, but average $.50 per square foot higher than a year ago. At Woodlands Tech Center leasing is in the $7.75-$8.50 range with tenant improvements of $7.50. Second generation space can cost as little as $2.00 and as much as $12.00 per square foot.
Service center rates are averaging between $6-$9 for 50-100% office space. As the percentage of office space increases, the higher the rate within this range. Rates on larger spaces have appreciated more than small spaces due to a scarcity of space over 10,000 square feet. These large blocks are readily absorbed due to a trickle down effect from the County's tight office market.

     The outlook for metropolitan Boston is generally positive with job growth resulting from diversification in the area's employment base. While the manufacturing industry continues to downsize, the service sector-related industry has seen modest gains. The Boston submarket where Westford Corporate Center is located lies between Routes 128 and I-495 in an area known as the Northwest Corridor. During 1994, the property increased occupancy to 100%, up from 75% at the close of 1993. This was an excellent achievement given the market still suffers from the effects of downsizing in the high tech industry. The Northwest Corridor submarket in which Westford directly competes currently has 10.3 million square feet of space with an 11% vacancy rate. Absorption through the end of 1994 totalled 541,000 square feet; however, with 5.6 million square feet of vacant space still available, the market remains soft. Rents and occupancy levels in the market are expected to remain stagnant or see very negligible upward movement as the market works through an estimated two to three year supply of available R&D space.

     The Piedmont Plaza is located in Apopka, Florida, north of Orlando, in northwest Orange County on Route 436. The trade area emcompasses (5-mile radius) an estimated population of 139,198 (51,484 households). By the year 1999, population is expected to grow to 156,000. The average household income is $50,333. Single family home prices in the Apopka market range from $60,000 to $120,000. The major industry in Apopka is agricultural. As a result of Apopka's affordable housing and its convenient location on the axis of two main roads, Route 4 and State Road 436, many residents work in downtown Orlando. The main tourist attractions of Orlando are Disney World, Epcot Center and MGM Studios, which are approximately 20 miles south of Apopka. The success of Piedmont Plaza, however, is not primarily dependent on the number of tourists visiting these attractions. There are twenty-one centers that compete with Piedmont Plaza. Twelve of these centers are anchored by two or more tenants. Major tenants in the market include Albertsons, Sports Authority, Wal-Mart, Service Merchandise, Food Lion, Publix, Eckerds, Winn Dixie, Goodings, K-Mart, Beall's, Xtra, Target, and Home Depot. Despite all the strong retailers, the market has a vacancy rate of approximately 20%; anchored centers have a vacancy rate of 15%. Rental rates in the market range from $6.00 per square foot for unanchored centers up to $12-$15 per square foot for anchored centers. All of the competitors pass through CAM, taxes and insurance on a pro rata basis. Average expense pass-throughs are $2.25 per square foot. Leasing concessions are typically one month per term year for existing centers in proven locations and two months per term year for newer centers. Tenant improvement allowances are available, from $3-$6 per square foot, particularly with a newer center. Occupancy at Piedmont has improved steadily over the past two years since the occupancy of Builder's Square, ending 1994 at 95%. Smaller retail space at Piedmont is typically in the $8-$12 per square foot range with one month free for each lease year. Tenant allowances range from $0-$10 per square foot as several stores do not have bathroom facilities built out.

     Overlook Apartments is located in Scottsdale, Arizona, approximately 20 miles outside of downtown Phoenix. The Phoenix apartment market has finally recovered from a state of imbalance which was caused by the extreme over-building in the mid 1980s. New building permit activity peaked in 1984 at over 32,000 permits, but has declined steadily since then to less than 2,000 per year in the last four years. The Phoenix economy continues to improve, largely due to continued growth in population. This improvement is most notably exhibited by the fact that unemployment in Phoenix continues to fall well below the national average. The average Phoenix unemployment rate for 1993 was 5.1% compared to 6.4% for 1992. The projected average unemployment rates for 1994 and 1995 are 4.9% and 4.7%, respectively. Currently, both the Phoenix metro area, and Scottsdale in particular, are experiencing strong economic growth. The economic downturn of the late 1980s and early 1990s has ended, and the forecast for the next few years is for continued steady growth. Scottsdale's economy has performed better than most communities for a number of reasons. These include demographics, employment, construction and tourism. The residents of Scottsdale tend to be older, better educated, and more affluent than the average Phoenix metro area resident. The median age is currently 39.1 (versus 32.0 for the metro area), 66% have had at least some college education (versus 45% for the metro area), and the estimated median family income in 1990 was $48,202 (versus $36,078 for the metro area). Currently, nearly 50% of the residents of Scottsdale have household incomes over $50,000. As a result of this higher median annual income, the housing market in Scottsdale is largely based around single-family homes.

     As Scottsdale is continuing to be targeted as the "hot spot" for development, both single-family and multi-family housing development continue to increase. The northeast area of Scottsdale, near Overlook, is an active area in the development of single-family planned communities. The purchase of these new homes will continue to affect Overlook in 1995, as long-term apartment residents buy homes. The North Scottsdale sub-market is an incredibly competitive area for multi-family housing. The market currently has 7,082 units in inventory with the potential 5,277 new units to enter this market by the end of 1995. The multi-family development will affect Overlook to a lessor extent, as much of the development is occurring in north central Scottsdale with the exception of one new development underway 0.5 miles west of Overlook. This 200+ unit community will be "high-end" with garages. It is not projected to significantly impact Overlook. The sub-market in which Overlook competes, known as the Adobe Ranch market, currently consists of 5 properties totalling 1,228 units. The average rent in the Adobe Ranch market is $560 a month versus $569 a month at Overlook. Overlook ended the year with occupancy of 98%. While some of the competing complexes offer a wider range of amenities, Overlook compensates by providing excellent on-site service, well-maintained grounds, and a desirable location which offers both easy access and mountain views. No concessions were necessary during the year to maintain rents and occupancy. Turnover and occupancy are expected to remain stable during 1995.

     Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2.

     The Partnership itself has no employees; however, the unaffiliated property managers engaged by CIGNA Investments, Inc. ("CII", formerly CIGNA Capital Advisers, Inc.) on behalf of the Partnership maintain on-site staff. For a description of asset management services provided by CII and the terms of transactions between the Partnership and affiliates of the General Partner, see Item 13 below and the Notes to Consolidated Financial Statements.

     The following list details gross revenues for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1992, 1993 and 1994. Excluded from this calculation is the joint venture partner's share of the gross revenues of the Westford joint venture. In each year, interest income accounted for the balance of gross revenues.
                                  1992       1993      1994

1.   Woodlands Tech Center
     St. Louis, MO                 23%        21%       17%

2.   Westford Corporate Center
     Westford, MA                  20%        22%       24%

3.   Piedmont Plaza Shopping Center
     Apopka, FL                    14%        23%       26%

4.   Overlook Apartments
     Scottsdale, AZ                38%        33%       31%


     Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities". The Partnership is engaged in passive activities and therefore its investors are subject to these rules. Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

Item 2.  Properties

     The Partnership owns the properties described in Item l herein. The lease terms at the commercial properties generally range from three to twenty years. Most of the leases contain provisions for one or more of the following: automatic escalation, common area maintenance recapture and recapture for operating expenses and taxes. See the Notes to Consolidated Financial Statements for information regarding minimum future rentals under existing leases and operating expense reimbursements. The residential property generally has lease terms of one year or less. In the opinion of the General Partner, the Partnership's properties are adequately insured.

     Woodlands Tech Center is a single-story suburban masonry office/warehouse located in west St. Louis county. The building was completed in 1986 and purchased by the Partnership on July 3, 1986. The
7.6 acre site contains a net leasable area of approximately 97,554 square feet. The space layout includes up to 24 suites (which may be combined) ranging in size from 2,521 to 16,848 square feet. Ceiling heights are 8'6" in the office space and 12' in the service center space. All spaces are served by either a dock high or grade level track door. The spaces have separate HVAC units and are fully sprinklered.

     The following table provides information on tenants that occupy ten percent or more of Woodland Tech Center's net leasable area:

        Tenant         Square   Principal    Base      Lease      Renewal   Other
                       Footage  Business     Rent Per  Dates      Option    Information
                                             Annum

 1. Honeywell, Inc.     16,848  Computer      $153,864  01/01/91-            Step up
                                Manufacturer            08/31/97     --      rents

 2. ALTECH of           10,069  Computer      $67,968  02/01/93-   1, 1 year   --
    Ladue, Inc.                 Sales/Leasing          01/31/96    ext.option

      The following table provides lease expiration information relative to Woodlands Tech Center:

   Year      Number of  Square     Annualized    Percentage of
               Leases   Footage     Base Rent        Total
              Expiring                           Annualized Base
                                                     Rent
      1995       2      11,110      $110,193          15%
      1996       7      40,157      $305,448          41%
      1997       3      28,725      $236,496          32%
      1998       1       3,505       $29,616           4%
      1999       2       7,976       $60,372           8%

     The Westford property consists of two 2-story R&D/office buildings containing 163,247 square feet of net rentable area (81,623 square feet each). The property is located in Westford, Massachusetts, at the interchange of Boston Road and Interstate 495. The construction consists of steel frame with an exterior masonry finish. Each building has state of the art features which include sprinklers, variable air volume HVAC, two passenger elevators and security systems.

     The following table provides information on tenants that occupy ten percent or more of Westford Corporate Center's net leasable area:

          Tenant           Square    Principal      Base      Lease      Renewal       Other
                           Footage   Business      Rent Per   Dates      Option     Information
                                                    Annum
 1. Intel Corporation       16,469   Computer       $173,748  08/15/85-     --         --
                                     Manufacturer             11/30/95

 2. Cascade                 65,146   Communications $372,238  10/01/93-   1, 3 year   Step up
    Communication                                             03/31/99    ext.option  rents
    Corporation

 3. Sentry Insurance        81,632   Insurance      $938,768  03/27/92-   1, 5 year       --
                                                              03/26/99    ext.option

         The following table provides lease expiration information relative to Westford Corporate Center:

   Year      Number of  Square     Annualized    Percentage of
               Leases   Footage     Base Rent        Total
              Expiring                           Annualized Base
                                                      Rent
   1995          1      16,469      $173,748          12%
   1999          2     146,778    $1,311,006          88%

         Piedmont Plaza is a one level, two-anchor, neighborhood strip shopping center built in 1985. One anchor, Albertson's Supermarket, owns their store and parking and is not a tenant. Small shop square footage ratio to total center is 27% (38% of owned gross leasable area). The property contains net leasable area of 150,700 square feet. The property is located in Apopka, Florida, in northwest Orange County, on a major commuter Route 436 (Semoran Boulevard) but with limited visibility of small shop space from the main road. There is also an additional enclosed area created for the Builders Square garden center and lumber yard.

        The following table provides information on tenants that occupy ten percent or more of Piedmont Plaza's net leasable area:

     Tenant      Square    Principal     Base      Lease      Renewal Option     Other
                 Footage   Business    Rent Per    Dates                        Information
                                         Annum
 1. Builder's    107,400   Home        $590,700    09/01/92-   10, 5 year       Percentage
    Square                 Improvement             08/31/12    ext. options     rent
                           Retailer

         The following table provides lease expiration information relative to Piedmont Plaza:

    Year       Number of     Square     Annualized    Percentage of
                 Leases      Footage     Base Rent        Total
                Expiring                              Annualized Base
                                                            Rent

    1995            --          --            --                --
    1996             4       17,800      $95,839                11%
    1997             2        3,350      $27,575                3%
    1998             2        2,400      $23,594                3%
    1999             3        5,350      $64,004                7%
Thereafter           4      114,100      $680,755               76%


         The following table compares approximate occupancy levels by quarter for the Partnership's investment properties during 1990, 1991, 1992, 1993 and 1994:



           Woodlands Tech       Westford       Piedmont Plaza       Overlook
               Center          Corporate      Shopping Center      Apartments
           St. Louis, MO         Center          Apopka, FL      Scottsdale, AZ
                              Westford, MA
                                   (a)

  1990
   At            89%               100%              79%               92%
  03/31

   At             91%               100%              93%               87%
  06/30

   At             96%               100%              97%               97%
  09/30

   At             92%               60%               27%               92%
  12/31

  1991

  03/31           76%               10%               27%               89%

   At             76%               10%               25%               90%
  06/30

   At             74%               10%               25%               98%
  09/30

   At             82%               10%               19%               94%
  12/31

  1992

  03/31           82%               60%               16%               95%

   At             85%               60%               17%               92%
  06/30

   At             85%               60%               87%               90%
  09/30

   At             90%               60%               89%               98%
  12/31

  1993

  03/31          100%              60%               91%               99%

   At             100%              60%               91%               91%
  06/30

   At             100%              60%               91%               96%
  09/30

   At             95%               75%               92%               99%
  12/31

  1994

   At             95%               75%               92%               99%
  03/31

   At             100%              85%               94%               97%
  06/30

   At             94%               100%              93%               99%
  09/30

   At             94%               100%              95%               98%
  12/31


(a) See the notes to Consolidated Financial Statements for a description of the joint venture partnership through which the Partnership has made this real property investment. The
        Partnership owns a 73.92% interest in the joint venture which owns the property.

Item 3. Legal Proceedings

        Neither the Partnership nor its properties are party to or the subject of any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
Matters

        As of December 31, 1994, there were approximately 3,972 record holders of Units. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

        The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If Registrant were classified as a PTP, (i) Registrant may be taxed as a corporation, or (ii) income derived from an investment in Registrant would be treated as non-passive income. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of Registrant are not listed or quoted for trading on an established securities exchange. However, CFP will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if any. Frequent sales of Units utilizing these services could cause Registrant to be deemed a PTP. Registrant has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, Registrant will satisfy at least one of the safe harbors. Although such a restriction could impair the ability of investors to liquidate their investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor. It is anticipated that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 permits Registrant to lessen the scope of these restrictions.

        The Partnership declared quarterly cash distributions to limited partners for 1994 and 1993 as set forth in the following table:

                                     Cash Distribution per Unit
     Quarter    Date Paid                1994          1993

     1st        May 15                  $3.12          $2.25
     2nd        August 15                3.12           3.00
     3rd        November 15              3.12           3.00
     4th        February 15              4.50           3.00
                                       $13.86         $11.25

(a) Quarterly distributions are paid 45 days following the end of the calendar quarter.

     Reference is made to Item 6 for information on cash distributions paid to limited partners during 1994, 1993, 1992, 1991, and 1990.

     There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership intends to continue its policy of making quarterly distributions of distributable cash from operations. Reference is made to the Notes to Consolidated Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners and charged to limited partner capital accounts.

Item 6.  Selected Financial Data (a)

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)
                          and Consolidated Venture

                December 31, 1994, 1993, 1992, 1991 and 1990
             (not covered by Report of Independent Accountants)
                            1994        1993       1992       1991       1990
Total income (b)            $5,019,967  $4,289,754 $3,462,774 $3,102,718 $5,077,800

Net income (loss) (c)        1,244,897    954,378  (6,219,956)   (99,127) 1,992,688
Net income (loss)per Unit(c)      6.16       4.72      (30.79)     (0.49)      9.86

Total assets (b)            32,525,759  33,782,661  35,176,295 44,162,951 45,294,013

Cash distributions to limited
 partners (d)                2,472,000  2,400,000   2,562,000  1,248,000  2,068,211
Cash distributions perUnit(d)    12.36      12.00       12.81       6.24      10.34

(a)The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes herein. Reference is made to the Notes to Consolidated Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners. These payments are charged to limited partner capital accounts and have not been included as part of the above presentation.

(b)Total income excludes the venture partner's share of income and total assets exclude venture partner's equity interest. See the Notes to Consolidated Financial Statements for a description of the joint venture.

(c)Losses due to permanent impairment of assets are included in 1994 of $280,000 ($1.39 per Unit) and in 1992 of $6,408,960 ($31.72 per Unit), net
of the venture partner's share.

(d)Quarterly distributions are paid and recorded in the Partnership's records as distributions 45 days following the close of the calendar quarter. This information reflects data as of the dates recorded in the Partnership's records.

Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations


Liquidity and Capital Resources

    From the $50,000,000 of Gross Proceeds of the offering, after deducting selling expenses and other offering costs, the Partnership had $45,463,209 with which to make investments in real property, to pay other costs related to such investments and for working capital reserves. At December 31, 1988, the Partnership had completed its investment of funds in real estate at an aggregate cost of $41,254,243 and paid $179,539 in acquisition expenses and fees to non-affiliates. Acquisition fees to affiliates in the amount of $2,500,000 will be paid from adjusted cash from operations after priority distributions to limited partners, or if necessary, from cash from sale proceeds.

    Each of the Partnership's four properties were purchased subject to master lease agreements which ensured the Partnership of certain minimums from rental income. By the end of 1989, all of the agreements had expired and the Partnership received a total of $1,242,668. These funds were not included in operating revenue since, for accounting purposes, they are treated as a reduction of purchase price. In addition, two of the properties' purchase agreements called for earnout payments, additions to the purchase price, if the properties attained certain income levels. No payments were earned or paid under the Overlook agreement and $308,589 was earned and paid under the Woodlands Tech agreement. This payment was accounted for as an addition to the purchase price.

    At December 31, 1994, the Partnership's cash and cash equivalents, excluding the joint venture's cash and cash equivalents, totalled $1,503,790. The Partnership's share of cash and cash equivalents from the Westford Office Venture was $1,405,233. Cash and cash equivalents will be used to fund liabilities and partnership working capital reserves. Capital improvements and leasing commissions are expected to be funded by cash from operations as required. The Partnership paid distributions for the first, second and third quarters of 1994 of $624,000 or $3.12 per Unit on May 15, 1994, August 15, 1994 and November 15, 1994, respectively, and for the fourth quarter of $900,000 or $4.50 per Unit on February 15, 1995 approximating each quarter's adjusted cash from operations. The Partnership's operations for 1995 should support continued distributions from operations, subject to changes in reserves for liabilities or leasing risk.

    From the proceeds of the offering, the Partnership set aside a reserve of $550,000 to fund a capital improvement program at the Piedmont Plaza Shopping Center. During 1990, the property's anchor filed for bankruptcy and, by December 31, 1990, vacated their space. By the end of 1991, the Partnership had $160,000 remaining from the offering reserve, and established an additional reserve of $1,552,350 accumulated from Partnership operations. During 1991, a lease was signed with a new anchor tenant. The lease required major renovations and a 21,052 square foot expansion. The new anchor tenant moved into the expanded space at the beginning of September 1992. The Partnership incurred approximately $2,260,000 in lease up costs for the new anchor, including leasing commissions and relocation costs of two smaller tenants. The reserves set aside by the Partnership for Piedmont were depleted during 1992 along with an additional $550,000 from the Partnership operating reserves.

    Since the opening of Piedmont's new anchor's store in the third quarter of 1992, the property has successfully leased much of the previously vacated smaller space. Adjusted cash from operations for the year totalled $860,000 after capital improvements and leasing commissions of $43,000.
The physical occupancy at December 31, 1994, stood at 95%. No significant leasing activity is planned. Now that occupancy and net operating income have stabilized, the General Partner plans to operate the property for the remainder of 1995 and begin to market the property for sale in an attempt to capitalize on the increase in the property's value from the new anchor.

    Westford Corporate Center is owned by a joint venture partnership in which the Partnership owns a 73.92% equity investment. Adjusted cash from operations at Westford Corporate Center for 1994 was $734,000 ($543,000 attributable to the Partnership's interest) after tenant improvements and leasing commissions of $256,000. During the second quarter, an existing tenant expanded by an additional 10% of total space. During the third quarter, the tenant expanded further, leasing the remaining 15% of vacant space. The third quarter expansion has brought the property to 100% occupancy by September 30, 1994. A sale of the Westford property, 73.92% owned through a joint venture, may be held off until the existing tenants' leases reach expiration and are renewed or the space is leased to new tenants in 1998 or 1999.

    Adjusted cash from operations at Woodlands Tech for 1994 was $489,000 after capital improvements and leasing commissions of $74,500. Leasing for the first six months included two new tenants totalling 5,378 square feet. During the third quarter, a tenant occupying 6,682 square feet did not renew their lease, as expected. Additionally, the property lost two tenants occupying 5,913 of square feet during the third quarter. The Partnership collected a $21,701 lease termination fee from the 2,521 square foot tenant and was able to execute two new leases totalling 6,897 square feet. The property ended the year with a physical occupancy of 94%. For 1995, the focus will be leasing 11,110 square feet of vacating space as a result of lease expirations and leasing 3,560 of the existing vacant space. Tenant improvements and leasing commissions are estimated at $155,000. The Partnership's long term strategy includes a sale in approximately three years.

    Overlook has provided consistently strong results for the Partnership throughout 1994. Adjusted cash from operations for 1994 totalled approximately $977,000 including $16,000 of capital improvements. The market in which Overlook operates has stabilized, allowing the property to raise rates 5% during 1994 and eliminate rental concessions. Rental rates will edge up again in 1995 as renewals and turnover occurs. The Partnership's long term strategy for the property includes a holding period of approximately four years.

Results of Operations

    Partnership net operating income, (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) inclusive of the venture partner's share of Venture, increased in 1994 to approximately $3,288,000 compared to approximately $2,543,000 in 1993. Significant improvements in property operations at Overlook Apartments, Piedmont Plaza and Westford Corporate Center led to the positive result. Increased occupancy at the Piedmont and Westford properties and continued strong occupancy and rent increases at the Overlook property more than offset decreased net operating income at Woodlands Tech Center, due primarily to lower leasing rental rates.

    At Piedmont Plaza, the anchor tenant which took occupancy in September 1992 continued to attract smaller tenants to the center. Average occupancy for 1994 increased approximately 3.5% over 1993. During the third quarter, the Partnership settled a dispute with the anchor tenant and collected additional expense recovery amounts relating partially to 1992, 1993 and 1994. In addition, during the fourth quarter the Partnership recorded a $100,000 bankruptcy settlement from the former anchor tenant. The result was an approximately $312,000 increase in net operating income for 1994 as compared with 1993.

    During the third quarter of 1993, a lease was signed at Westford Corporate Center for 24,585 square feet for occupancy on October 1, 1993. The tenant subsequently expanded 15,507 and 25,054 square feet in April and September of 1994, respectively. As a result, the Westford joint venture net operating income increased approximately $348,000 for 1994 versus 1993, of which the Partnership's share was approximately $257,000.

    At Woodlands Tech Center net operating income decreased approximately $63,000 in 1994 due primarily to decreased rental rates on new leases signed in 1994 as compared to the rates of vacating tenants. The decrease was offset by the receipt of a lease termination fee of approximately $22,000.

    Increased revenues at Overlook Apartments due to increased average occupancy and stronger rates in 1994 were partially offset by increased expenses for painting and refrigerator compressor replacements. The result was an approximate $88,000 increase in net operating income in 1994 as compared to 1993.

    The balance of the increase in Partnership net operating income for 1994 was due primarily to increased interest income due to a higher average cash balance available and increased rates.

Results - 1994 compared with 1993

    Base rental income increased approximately $340,000 for the year ended December 31, 1994, as compared with 1993. The turnover of tenants and signing of new leases increased rents by approximately $23,000 at Piedmont Plaza and decreased rents at Woodlands Plaza by approximately $42,000. The decrease at Woodlands was partially offset by the receipt in 1994 of a lease termination fee of approximately $22,000. At Westford Corporate Center, rent from a 24,585 square foot lease executed in the third quarter of 1993 and the tenant's subsequent 15,507 and 25,054 square foot expansions on April 1, 1994 and September 1, 1994, respectively, added approximately $221,000 to the increase. Rental income at Overlook Apartments increased approximately $116,000 as a result of rental rate increases, averaging 5% upon renewal or turnover, and a reduction in concessions as the market strengthened.

    Other income increased approximately $464,000 for the year ended December 31, 1994, as compared to 1993. Piedmont reported a $300,000 increase, principally related to expense recoveries from the anchor tenant and a bankruptcy claim settlement from the former anchor tenant. Westford posted an approximate $158,000 increase due primarily to expense charge-back billings relating to the newly leased space.

    Interest income increased for the year ended December 31, 1994, as compared to 1993, due to an increase in the Partnership's average cash balance and higher interest rates on short term investments.

    Property operating expenses increased for the year ended December 31, 1994, as compared to 1993. Piedmont's repair and maintenance expense increased as a result of the replacement of water and sewer meters, partially offset by a decrease in roof repairs. Property taxes at Piedmont increased slightly as a result of an increase in assessed value. Westford had an increase in cleaning, maintenance and management fee expenses, and, due to the extreme winter, spent substantially more on snowplowing in early 1994. Property taxes at Westford decreased as a result of a successful property tax appeal (fiscal year is July 1, 1993 to June 30, 1994). The tax appeal resulted in a decrease to the assessed value and a refund which was received and posted to second quarter results. Repairs and maintenance expense at Overlook Apartments increased due to carpet and refrigerator compressor replacement expenditures and a painting and vinyl replacement project.

    The provision for doubtful accounts in 1993 related to a collection of expense reimbursements problem at Piedmont Plaza.

    Depreciation and amortization for the year ended December 31, 1994, as compared with 1993, increased as a result of new tenant improvements and leasing commissions at Westford and Woodlands and accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands.

    In 1994 the Partnership recorded a permanent impairment loss relative to Piedmont Plaza due to estimated future cash flow declines reflecting a change in the estimated holding period.

    The joint venture operations improved for the year ended December 31, 1994, as compared with 1993, due to a new tenant taking occupancy in the fourth quarter of 1993 and its subsequent expansions in the second and third quarters of 1994.


Results - 1993 compared with 1992

    Base rental income increased to approximately $4,055,000 for the year ended December 31, 1993, as compared with approximately $3,172,000 for 1992, as a result of increased occupancy at the Partnership's properties. The impact of new tenants at Piedmont Plaza contributed approximately $462,000 to the increase. At Westford Corporate Center, the new tenants added approximately $226,000 to the increase. Woodlands Tech Center tenants also contributed approximately $86,000 to the increase in base rental income. Rental income at Overlook Apartments increased approximately $109,000 in 1993 as a result of higher average occupancy and also modest rental rate increases and decreased concessions.

    Other income increased approximately $125,000 for the year ended December 31, 1993, as compared to 1992, due to expense charge-back billings to the new major tenants at Piedmont and Westford. Piedmont reported a $49,000 increase (net of a $23,000 adjustment to 1992 property tax receivables from its anchor tenant). Westford posted a $67,000 increase for the year.

    Interest income decreased for the year ended December 31, 1993, as compared with 1992, due to a lower cash balance available for short term investment as reserves were adjusted downward through cash distributions to limited partners.

    Property taxes increased as a result of increases in assessed values at Piedmont and Westford and an increase in Westford's mill rate. Additionally, Piedmont's repairs and maintenance expenses increased as a result of HVAC and roof repairs. Westford had growth in expenses associated with the new tenants such as electricity expense and janitorial services. Due to the extreme winter, Westford also spent substantially more on snowplowing. Management fees were up approximately $88,000 as a result of the gains in revenues.

    The provision for doubtful accounts in 1992 was due to collection problems at Piedmont Plaza after the loss of the previous anchor tenant in late 1991.

    Depreciation and amortization for the year ended December 31, 1993, as compared with 1992, posted a net decrease mainly as a result of the 1992 permanent impairment losses at Piedmont Plaza and Westford Corporate Center. The decrease was partially offset by increased depreciation and increased amortization of leasing commissions at Westford and Piedmont.

    The joint venture operations improved for the year ended December 31, 1993, as compared with 1992, due to the new tenants in 1992 and 1993.

Inflation

    With inflation at a low rate during 1994, 1993 and 1992, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

    Any significant inflation in future periods is likely to increase rental rates (from leases to new tenants or renewals of leases to existing tenants) assuming no major changes in market conditions. At the same time, it is anticipated that property operating expenses will be similarly affected. Assuming no major changes in occupancy levels, increases in rental income are expected to cover inflation driven increases in the cost of operating the properties and in property taxes. Inflation may also contribute to capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties increase.

    The escalation clauses and recapture provisions that exist on certain leases at Woodlands Tech Center, Westford Corporate Center and Piedmont Plaza offer the Partnership some protection against inflation.

    Escalation clauses dilute the increases in operating expenses due to inflation. As operating expenses attributable to inflation increase, so will the escalation revenues due to the Partnership, offsetting, at least in part, the increase in total expenses. The recapture provisions protect the Partnership from rising costs of common area maintenance as well as taxes and other operating expenses by passing through, at least partially, these increases to the lessees.

Item 8.  Financial Statements and Supplementary Data


                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)
                          and Consolidated Venture


                                   Index
                                                                           Page

Report of Independent Accountants                                           18
Financial Statements:
   Balance Sheets, December 31, 1994 and 1993                               19
   Statements of Operations, For the Years Ended December 31, 1994,
    1993 and 1992                                                           20
   Statements of Partners' Capital, For the Years Ended December 31, 1994,
    1993 and 1992                                                           21
   Statements of Cash Flows, For the Years Ended December 31, 1994, 1993
    and 1992                                                                22
   Notes to Financial Statements                                            23

Schedules:
     III - Real Estate and Accumulated Depreciation,
                December 31, 1994                                           29


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     Report of Independent Accountants



To the Partners of
 CIGNA Income Realty - I
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CIGNA Income Realty - I Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Hartford, Connecticut
February 17, 1995

                                   CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)
                                             and Consolidated Venture

                                                           Consolidated Balance Sheets

                                                           December 31, 1994 and 1993
                                          Assets    1994             1993
Property and improvements, at cost:
Land and improvements                               $9,492,296       $9,596,173
Buildings                                           27,310,597       27,469,861
Tenant improvements                                  5,168,282        4,891,532
Furniture and fixtures                                 820,904          815,435
                                                    42,792,079       42,773,001
Less accumulated depreciation                       11,635,309       10,115,121
Net property and improvements                       31,156,770       32,657,880

Cash and cash equivalents                            3,404,809        3,049,518
Accounts receivable (net of allowance of $725
  in 1994 and $3,777 in 1993)                          375,506          316,697
Prepaid expenses and other assets                       20,614           8,066
Deferred charges, net                                  611,084          691,097
          Total                                    $35,568,783      $36,723,258

                                                        Liabilities and Partners' Capital
Liabilities:
Accounts payable (including $20,526 in 1994 and
 $40,742 in 1993 due to affiliates)                $211,187         $255,217
Tenant security deposits                            108,426           94,348
Unearned income                                      14,252           12,069
Deferred acquisition fees due to
 affiliates                                        2,500,000        2,500,000
Total liabilities                                  2,833,865        2,861,634

Venture partner's equity in joint venture          3,043,024        2,940,597

Partners' capital:
General Partner:
Capital contributions                                  1,000            1,000
Cumulative net income                                 25,640           13,191
                                                      26,640           14,191
Limited partners (200,000 Units):
Capital contributions, net of
 offering costs                                    45,463,209       45,463,209
Cumulative net income                               2,538,389        1,305,941
Cumulative cash distributions                     (18,336,344)     (15,862,314)
                                                   29,665,254       30,906,836
Total partners' capital                            29,691,894       30,921,027
Total                                             $35,568,783      $36,723,258

                    The Notes to Consolidated Financial Statements are an integral part of these statements.

                                   CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)
                                             and Consolidated Venture


                                                      Consolidated Statements of Operations

                                              For the Years Ended December 31, 1994, 1993 and 1992


                                       1994             1993             1992
Income:
Base rental income                     $4,394,632       $4,054,590       $3,172,104
Other income                              943,355          479,468          354,893
Interest income                           121,905          89,689           190,876
                                        5,459,892        4,623,747        3,717,873

Expenses:
Property operating expenses             1,588,395        1,484,361        1,251,347
General and administrative                419,267          427,975          434,424
Fees and reimbursements to affiliates     161,006          154,472          99,249
Provision for doubtful accounts             3,519            13,794           54,944
Depreciation and amortization           1,660,381        1,568,450        1,727,741
Loss due to permanent impairment
 of assets                                280,000          --               7,400,000
                                        4,112,568        3,649,052        10,967,705

Income (loss) inclusive of venture
 partner's share of
 venture operations                     1,347,324        974,695          (7,249,832)

Venture partner's share
 of venture (income) loss                (102,427)        (20,317)         1,029,876

Net income (loss)                      $1,244,897       $954,378         $(6,219,956)


Net income (loss):
General Partner                          $12,449          $9,544           $(62,200)
Limited partners                       1,232,448        944,834          (6,157,756)
                                      $1,244,897       $954,378         $(6,219,956)

Net income (loss) per Unit                $6.16            $4.72            $(30.79)

Cash distributions per Unit              $12.37           $12.01           $12.84


                    The Notes to Consolidated Financial Statements are an integral part of these statements.

                                   CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)
                                             and Consolidated Venture


                                                  Consolidated Statements of Partners' Capital

                                              For the Years Ended December 31, 1994, 1993 and 1992



                                 General          Limited
                                 Partner          Partners            Total


Balance at December 31, 1991     $66,847          $41,089,549         $41,156,396

Cash distributions                   --           (2,568,239)         (2,568,239)

Net loss                         (62,200)         (6,157,756)         (6,219,956)

Balance at December 31, 1992       4,647          32,363,554          32,368,201

Cash distributions                    --          (2,401,552)         (2,401,552)

Net income                         9,544             944,834             954,378

Balance at December 31, 1993      14,191          30,906,836           30,921,027

Cash distributions                   --           (2,474,030)          (2,474,030)

Net income                        12,449           1,232,448            1,244,897

Balance at December 31, 1994      $26,640         $29,665,254          $29,691,894


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                   CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)
                                             and Consolidated Venture

                                                      Consolidated Statements of Cash Flows

                                              For the Years Ended December 31, 1994, 1993 and 1992

                                                  1994         1993      1992
Cash flows from operating activities:
Net income (loss)                                 $1,244,897   $954,378  $(6,219,956)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
Deferred rent credits                                 30,682      5,588       10,716
Provision for doubtful accounts                        3,519     13,794       54,944
Depreciation and amortization                      1,660,381  1,568,450    1,727,741
Loss due to permanent
 impairment of assets                                280,000         --    7,400,000
Venture partner's share of venture's operations
 and loss due to permanent
 impairment of assets                                102,427     20,317   (1,029,876)
Accounts receivable                                  (62,328)  (157,448)     (65,278)
Accounts payable                                     (13,283)     5,309       44,527
Other, net                                             3,713     39,403       40,032
Net cash provided by
 operating activities                              3,250,008  2,449,791    1,962,850

Cash flows from investing activities:
Purchases of property
 and improvements                                   (330,303)  (288,267)  (2,963,584)
Payment of leasing commissions                       (90,862)   (73,314)    (583,078)
Net cash used in investing
 activities                                         (421,165)  (361,581)  (3,546,662)

Cash flows from financing activities:
Cash distributions to limited
 partners                                         (2,473,552)(2,403,507)  (2,564,732)

Net increase (decrease) in cash
 and cash equivalents                                355,291   (315,297)  (4,148,544)
Cash and cash equivalents,
 beginning of year                                 3,049,518  3,364,815    7,513,359
Cash and cash equivalents, end of year            $3,404,809 $3,049,518   $3,364,815

Supplemental disclosure of non-cash information:
Accrued purchase of property
 and improvements                                 $       --   $31,225     $     --


The Notes to Consolidated Financial Statements are an integral part of these statements.



                                   CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                        (a Delaware limited partnership)
                                             and Consolidated Venture

Notes to Consolidated Financial Statements

1.Organization and Basis of Accounting

      The General Partner of CIGNA Income Realty-I Limited Partnership (the "Partnership") is CIGNA Realty Resources, Inc. - Tenth (the "General Partner"), an indirect wholly owned subsidiary of CIGNA Corporation.

      The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Westford Office Venture. The effect of all transactions between the Partnership and the consolidated venture have been eliminated.

      The Partnership's records are maintained on the accrual basis of accounting for financial reporting purposes and are adjusted for federal income tax reporting. The net effects of the adjustments as of December 31, 1994, 1993 and 1992, principally relating to the classification of syndication costs, permanent impairment losses and differences in depreciation methods, are summarized as follows:

                                     1994                    1993                    1992
                            Financial   Tax          Financial   Tax         Financial   Tax
                            Reporting   Reporting    Reporting   Reporting   Reporting   Reporting
Total assets                $35,568,783 $44,459,133  $36,723,258 $45,291,922 $38,096,575 $46,624,888
Partners' capital:
General Partner                  26,640     101,973       14,191      85,261       4,647      75,077
Limited partners             29,665,254  41,531,782   30,906,836  42,351,326  32,363,554  43,744,637
Net income (loss)(a):
  General Partner                12,449      16,712        9,544      10,184    (62,200)       4,348
  Limited partners            1,232,448   1,654,486      944,834   1,008,241  (6,157,756)    430,403
Net income (loss)                6.16        14.59-         4.72      11.43-      (30.79)      8.35-
 per Unit(a)                                  (.34)                   (3.64)                  (6.29)

(a) Included in 1994 and 1992 are $280,000 ($1.39 per Unit) and $6,408,960 ($31.72 per Unit) of losses due to permanent impairment of assets for financial reporting.

           For tax reporting only, all depreciation is allocated 1% to the General Partner and 99% to the taxable limited partners in accordance with the Partnership Agreement. The two amounts on a per Unit basis presented for 1994, 1993 and 1992 for tax reporting represent the differing allocations to taxable and nontaxable limited partners.

2.         Summary of Significant Accounting Policies

a) Property and Improvements: Property and improvements are recorded at cost less accumulated depreciation. The cost represents the initial purchase price, subsequent capitalized costs and adjustments, including certain acquisition expenses and permanent impairment losses. Amounts received under master lease agreements from the sellers of the properties have been treated as a reduction of purchase price. Payments to the seller of the Woodlands Tech Center under an earnout provision have been treated as an increase in purchase price.

           Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the real property (15 to 31.5 years), tangible personal property (7 years) and tenant improvements (respective lease terms). Maintenance and repair expenses are charged to operations as incurred.

           As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, are compared to the net book value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed permanent, an impairment loss is recorded.

           In November 1993, the Financial Accounting Standards Board issued a Proposed Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets". Under the Proposed Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying amount of the asset. If an impairment exists, the loss shall be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value of the asset shall be measured by its market value if an active market for that asset exists. If no market price is available, a forecast of expected discounted future net cash flows should be used. The discount rate applied should be commensurate with the risk involved. The effective date of a final statement is fiscal years beginning after June 15, 1995. The effect of the Proposed Statement on the financial position and results of operations of the Partnership in the year of adoption can not be reasonably estimated.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

c) Deferred Charges: Deferred charges consist of leasing commissions and rental concessions that are being amortized using the straight-line method over the respective lease terms.

d) Partners Capital: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

e) Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

f) Basis of Presentations: Certain amounts in the 1992 and 1993 financial statements have been reclassified to conform with the 1994 presentation.

3.         Investment Properties

           The Partnership has acquired, either directly or through a joint venture, two commercial office complexes, one shopping plaza and one apartment complex located in Missouri, Massachusetts, Florida and Arizona, respectively. Leases in effect are generally for a term of twenty years or less for the commercial properties, and for one year or less for the residential property. No mortgage debt was incurred in the purchases.

           With respect to the Partnership's accounting policy for impairment of assets, the Partnership has recognized permanent impairment of asset losses in 1994 and 1992. In 1994, the Partnership recorded an impairment of $280,000 relative to Piedmont Plaza due to a reduction in the estimated holding period. In 1992, the Partnership recorded impairments of $3,600,000 and $3,800,000 relative to Piedmont Plaza and Westford Corporate Center, respectively. At Piedmont, estimated future cash flows declined reflecting changes in estimated potential revenue from future leasing. As a result of the oversupply of space and the continued downward pressure on rental rates in the market which Piedmont operates, expected future rental rates would be renewed and/or renegotiated at lower rates. At Westford, the estimated holding period was reduced.

4.         Deferred Charges

           Deferred charges at December 31, 1994 and 1993 consist of the following:

                                                1994           1993

             Deferred leasing commissions   $1,038,495    $ 947,633
             Accumulated amortization         (484,872)    (344,679)
                                               553,623      602,954
             Deferred rent credits              57,461       88,143
                                            $  611,084    $ 691,097

5.           Venture Agreements

             The Partnership has acquired a 73.92% interest in the Westford Office Venture (the "Venture"), which owns the Westford Corporate Center in Westford, Massachusetts. The remaining equity interest in the Venture is held by Connecticut General Equity Properties-I Limited Partnership, an affiliated limited partnership.

             Summary financial information for the Venture as of and for the years ended December 31, 1994, 1993 and 1992 follows:

                               1994         1993           1992

       Total assets        $12,671,892   $12,343,992   $12,236,605
       Total liabilities       749,320       814,161       784,678

       Total income          1,686,829     1,280,650       978,140
       Net income (loss)(a)    392,741        77,904    (3,948,912)

             (a) 1992 includes a $3,800,000 loss due to permanent impairment of assets.

             Pursuant to the Joint Venture Agreement, net income or loss, cash distributions from operations, net income and distributable cash from the sale or disposition of the property are generally allocated to the venturers in accordance with their percentage capital contributions. Percentage interests are subject to change if any future contributions made by the venturers to the Venture are disproportionate to their percentage interests.

             No distributions were made by the Venture in 1994, 1993 or 1992.

6.           Leases

             All of the commercial properties have leases currently in effect which have been accounted for as operating leases. The majority have terms which range from three to five years. Following is a schedule of minimum annual future rentals based upon non-cancelable leases currently in effect, assuming no exercise of tenant renewal options.

             Year ending December 31:
                 1995                $3,028,558
                 1996                 2,651,567
                 1997                 2,380,939
                 1998                 2,153,288
                 1999                 1,075,359
                 Thereafter           7,768,617

             Certain of the leases contain escalation and expense recapture clauses which provide that tenants will pay their pro rata share of any increases in common area maintenance, taxes and other operating expenses over base period amounts. The Partnership earned $636,926 in 1994, $367,523 in 1993 and, $224,596 in 1992 as a result of such provisions.

7.           Transactions with Affiliates

             An affiliate of the General Partner provided investment property acquisition services to the Partnership for fees of $2,500,000 which will be payable from adjusted cash from operations after priority distributions to the Partners or, if necessary, from sales proceeds.

             Fees and other expenses related to the General Partner or its affiliates during the periods ended December 31, 1994, 1993 and 1992 are as follows:

                                       1994          1993       1992

Property management fee (a)(b)      $297,014      $276,079    $190,622
Printing                              10,127        12,382      13,732

Reimbursement (at cost) for
 out of pocket expenses               40,927        34,048      39,277

(a) In 1994, 1993 and 1992, $187,062, $168,037 and $144,382, respectively, of these fees were for services contracted by CIGNA Investments, Inc., an affiliate of the General Partner, on behalf of the Partnership but paid directly by the Partnership to independent third party property management companies.

(b) In 1994, 1993 and 1992, $26,418, $18,727 and $14,958, respectively, was attributable to the joint venture partner's share of the Venture.

8.  Partners' Capital

    During 1991, the State of Connecticut enacted new income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. On April 13, 1994, the Partnership paid the tax due on its 1993 Form CT-G State of Connecticut Group Income Tax Return. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $1,552 directly to the State of Connecticut. The Partnership also accrued the 1994 estimated payment of $2,030 as of December 31, 1994. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

9.  Partnership Agreement

    Pursuant to the terms of the Partnership Agreement, net income or loss before depreciation and cash distributions from operations are to be allocated 1% to the General Partner and 99% to the Limited Partners. All depreciation in each taxable year shall be allocated 1% to the General Partner and 99% to the taxable Limited Partners. Cash distributions from operations are generally allocated as follows:

    - 100% to the Limited Partners until each Limited Partner has received aggregate distributions in respect of the fiscal year of the Partnership equal to 6% non-cumulative and non-compounded on Adjusted Invested Capital, as defined.

    - 100% to the General Partner until it has received aggregate distributions in respect of the fiscal year of the Partnership equal to 1% non-cumulative and non-compounded of the sum of all amounts distributed to the Limited Partners pursuant to item 1 above and all amounts received by the General Partner pursuant to this item 2.

    - 100% to the General Partner or its Affiliates in an amount equal to any acquisition fees which remain unpaid.

    - 100% to an affiliate of the General Partner as a subordinated incentive management fee in an amount generally equal to 9% of adjusted cash from operations, but only after the Partners have received their priority distributions pursuant to items 1 and 2 above.

    -    The remainder, 99% to the Limited Partners and 1% to the General
         Partner.

    Net income or loss from the sale or disposition of investment properties is to be generally allocated as follows:

    - To each Partner having a negative balance in his capital account in the proportion in which such Partner's negative balance bears to the aggregate of the negative balances of all Partners.

    - To the Partners who received allocations of depreciation in the same ratio as the amount of such depreciation previously allocated.

    - To the Partners to the extent of, and in proportion to, the amount of cash distributions from sales to be received by each, other than the return of original invested capital.

    - To the Partners in proportion to the cash from sales distributed in the return of original invested capital.

    Distributable cash from the sale or disposition of investment properties is to be generally allocated in the following order:

    - 100% to the General Partner or its affiliates in an amount equal to any acquisition fees which remain unpaid.

    - 100% to the Limited Partners until each Limited Partner has received aggregate distributions equal to his original invested capital.

    - 100% to the Limited Partners until each Limited Partner has received distributions in an aggregate amount which shall be equal to a 10% per annum cumulative non-compounded return on his adjusted invested capital.

    - To an affiliate of the General Partner in payment of a subordinated disposition fee in an amount equal to the lesser of 3% of the gross sales price of the property or one-half of the normal and competitive rate charged for similar services by unaffiliated parties.

    - With respect to the remainder, 85% to the Limited Partners and 15% to the General Partner.

10. Subsequent Events

    On February 15, 1995, the Partnership paid a cash distribution of $900,000 to the limited partners.

                               CIGNA INCOME REALTY-I LIMITED PARTNERSHIP                  SCHEDULE III
                                    (a Delaware limited partnership
                                       and Consolidated Venture)

                               Real Estate and Accumulated Depreciation

                                           December 31, 1994



                     Initial Cost to Partnership (A)(B)       Costs
                                                              Capitalized
                                                              Subsequent to  Accumulated  Date of       Date       Life on Which
                                                              Acquisition(C) Depreciation Construction  Acquired   Depreciation
                                                              Land, Building (F)                                   in Latest
                                                              Improvements                                         Statement of
                   Land and Land Buildings and Furniture and  and Furniture                                        Operations is
Description        Improvements  Improvements  Fixtures       and Fixtures                                         Computed
Woodlands Tech     $1,245,400    $6,090,171     $     --      $1,263,886     $2,738,458    1986          07/03/86    2-31.5 years
Center
St. Louis, MO

Westford           3,223,875    13,759,689           --       (2,273,205)    4,209,052    1986          11/01/86    2-31.5 years
Corporate Center(G)
Westford, MA

Piedmont Plaza     4,367,093     6,201,165           --       (1,312,827)    2,301,171    1985          05/01/87    2-31.5 years
Shopping Center
Apopka, FL

Overlook           2,932,103     6,462,901       788,608          43,220     2,386,628    1988          10/14/88    7-27.5 years
Apartments
Scottsdale, AZ

Totals             $11,768,471    $32,513,926     $788,608      $(2,278,926) $11,635,309

                    Gross Amount at Which Carried at Close of Period (D)(E)


                    Land and Land Building and Tenant       Furniture
                    Improvements  Improvements Improvements   and     Total
                                                            Fixtures

Description
Woodlands Tech      $1,245,400    $6,159,375   $1,194,682   $ --     $8,599,457
Center
St. Louis, MO

Westford            2,501,875     10,716,382   1,492,102     --      14,710,359
Corporate Center(G)
Westford, MA

Piedmont Plaza      2,801,995      3,971,938   2,481,498     --      9,255,431
Shopping Center
Apopka, FL

Overlook            2,943,026      6,462,902        --      820,904  10,226,832
Apartments
Scottsdale, AZ

Totals               $9,492,296     $27,310,597 $5,168,282  $820,904 $42,792,079


(A)      The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses. In accordance with the Partnership Agreement, all properties were acquired without incurring any long-term debt.

(B)      The Partnership received $516,550, $245,531, $173,232 and $371,389 from the sellers of Woodlands Tech Center, Westford Corporate Center, Piedmont Plaza and Overlook
         Apartments, respectively, under master lease agreements, which were treated as a reduction of initial cost. The Partnership paid $308,589 under an earnout agreement with the sellers of Woodlands Tech Center, which was treated as an addition to initial cost.

(C)      Includes permanent impairment losses in 1994 relative to Piedmont Plaza in the amount of
         $280,000 and in 1992 relative to Piedmont Plaza and Westford Corporate Center in the
         amounts of $3,600,000 and $3,800,000, respectively.

(D)      The aggregate cost of the real estate owned at December 31, 1994 for federal income tax purposes is $49,480,907.

(E)      Reconciliation of real estate owned:

                Description                      1994                      1993                     1992
         Balance at beginning of period     $42,773,001               $42,453,509              $47,132,714

         Additions during period                299,078                   319,492                2,720,795

         Reductions during period(C)           (280,000)                       --               (7,400,000)

         Balance at end of period           $42,792,079               $42,773,001              $42,453,509

(F)      Reconciliation of accumulated depreciation:

                Description                      1994                      1993                     1992
         Balance at beginning of period     $10,115,121                $8,652,572               $7,011,670

         Additions during period              1,520,188                 1,462,549                1,640,902

         Balance at end of period           $11,635,309               $10,115,121               $8,652,572

(G)      Includes ownership interest of the venture partner.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partner of the Partnership, CIGNA Realty Resources, Inc.-Tenth, a Delaware corporation, is an indirectly, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

         The directors and executive officers of the General Partner as of February 28, 1995, are as follows:

    Name                                       OfficeServed Since

    R. Bruce Albro                             DirectorMay 2, 1988

    Philip J. Ward                             DirectorMay 2, 1988

    John Wilkinson                             DirectorSeptember 7, 1993

    John D. Carey                              President, Controller
September 7, 1993
                                               September 4, 1990

    Verne E. Blodgett                          Vice President, CounselApril
2, 1990

    Joseph W. Springman                        Vice President, Assistant
Secretary                                      September 7, 1993

    David C. Kopp                              SecretarySeptember 29, 1989

    Marcy F. Blender                           TreasurerAugust 1, 1994

    There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

    The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc. - Tenth, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc. - Tenth), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.) and Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

    The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                          R. BRUCE ALBRO - DIRECTOR

    Mr. Albro, age 52, a Senior Managing Director of CIM, joined
Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII.
Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.


                          PHILIP J. WARD - DIRECTOR

    Mr. Ward, age 46, is Senior Managing Director and Division Head of
CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of DeBartolo Realty Corporation and Cadillac Fairview, Inc.


                          JOHN WILKINSON - DIRECTOR

    Mr. Wilkinson, age 51, is Senior Vice President and Chief Financial Officer of the CIGNA Individual Insurance Division. He was appointed to that position in January 1992. Mr. Wilkinson joined the company in 1970 and became an officer in 1978. In 1981 he joined CIGNA Individual Financial Services Division (now CIGNA Individual Insurance) and was appointed Vice President in 1988 in that Division. Mr. Wilkinson continued to work in the Insurance Marketing area as Vice President until he was appointed to his current position. Mr. Wilkinson is a 1965 graduate of the U.S. Naval Academy. He is a Registered Principal of CIGNA Financial Advisors, Inc., a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, a Chartered Life Underwriter and Chartered Financial Counsellor.


                    JOHN D. CAREY - PRESIDENT, CONTROLLER

    Mr. Carey, age 31, joined CIGNA in 1990. Prior to joining CIGNA, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. His experience includes accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                 VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

    Mr. Blodgett, age 57, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


          JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

    Mr. Springman, age 53, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                          DAVID C. KOPP - SECRETARY

    Mr. Kopp, age 49, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.


                        MARCY F.  BLENDER - TREASURER

    Marcy F. Blender, age 38, is Assistant Vice President, Bank Resources of CIGNA Corporation. In this capacity she is responsible for bank relationship management, bank products and services, bank compensation and control, and bank exposure management. Marcy joined Insurance Company of North America (INA) in 1979. She has held a variety of financial and investment positions with INA and later with the merged CIGNA Corporation before assuming her current responsibilities in 1992. She received a B.A. degree from Rutgers University and an M.B.A. from Drexel University. She is a Certified Public Accountant.


Item 11.  Executive Compensation

    Officers and directors of the General Partner receive no current or proposed direct compensation from the Partnership in such capacities. However, certain officers and directors of the General Partner received compensation from the General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership, but such compensation was not material in the aggregate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of interest of the Partnership.

    There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

    As of February 28, 1995, the individual directors, and the directors and officers as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                        Units
                                                     Shares
                                     Beneficially
                                                   Beneficially    Percent of
             Name                      Owned(a)
                                                     Owned(b)      Class

             R. Bruce Albro (c)             0         6,076           *
             Philip J. Ward (d)             0         17,680          *
             John Wilkinson (e)             0         13,753          *

             All directors and officers
              Group (8) (f)                 0         44,069          *

             * Less than 1% of class






(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 3,920 shares and 2,156 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 10,985 shares and 3,274 shares which are restricted as to disposition.
(e) Shares beneficially owned includes options to acquire 11,251 shares and 2,027 shares which are restricted as to disposition.
(f) Shares beneficially owned by directors and officers include 28,511 shares of CIGNA common stock which may be acquired upon exercise of stock options and 10,111 shares which are restricted as to disposition.

Item 13.  Certain Relationships and Related Transactions

             The General Partner of the Partnership is generally entitled to receive l% of cash distributions, subordinated to a priority distribution of 6% non-cumulative, non-compounded return to the limited partners on their adjusted invested capital and l% of profits or losses. In 1994, the General Partner received no cash distributions and a share of the Partnership's net income of $12,449. Reference is also made to the Notes to Consolidated Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

             CII provided asset management services to the Partnership during 1994 for the Woodlands Tech Center, Westford Corporate Center and Piedmont Plaza at fees calculated at 6% of gross revenues collected less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. For Overlook Apartments fees are calculated at 5% of gross revenues collected less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1994, CII earned asset management fees amounting to $297,014 for such services, of which $18,776 was unpaid as of December 31, 1994. Independent third party property managers earned $187,062 of management fees, of which $11,711 was unpaid as of December 31, 1994. Included in these amounts is $26,418 earned by CII, $2,430 of which was unpaid at December

31, 1994, and $13,209 which was paid to independent third party property managers, respectively, relating to the joint venture partner's share of the Venture.

             A nonrecurring acquisition fee for evaluating and selecting real property to be acquired equal to the lesser of (1) 5% of the Gross Proceeds from sales of Units, or (2) the normal and customary charges by third parties for such services, is to be paid to CII. To date, no such fees have been paid since no payment is due until priority distributions have been paid as described above. A subordinated incentive management fee of 9% of adjusted cash from operations will be payable to CII, but only after the limited partners have received their priority distributions as described above, the General Partner has received its 1% distribution described above and acquisition fees have been paid.

             The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1994, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $51,054 of which $1,750 was unpaid as of December 31, 1994.


                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
8-K

                 (a) 1. Financial Statements. See Index to Financial Statements in Item 8.

                     2.   Financial Statement Schedules

                              (a) Real Estate and Accumulated Depreciation.
                                  See Index to Financial Statements in Item
                                  8.

                     3.   Exhibits

                     3 Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated October 15, 1985, as amended, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-1818.

                     4 Certificate of Limited Partnership dated October 11, 1985, as filed October 15, 1985, incorporated by reference to Exhibit 4 to Form S-11 Registration Statement under the Securities Act of 1933, File No. 33-1818.

                     10 (a) Acquisition and Disposition Services Agreement, dated as of February 4, 1986, between CIGNA Income Realty-I Limited Partnership and CIGNA Capital Advisers, Inc., incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                          (b) Supervisory Property Management Agreement,
                              dated as of February 4, 1986, between CIGNA
                              Income Realty-I Limited Partnership and CIGNA Capital Advisers, Inc., incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                          (c) Agreements concerning Certain Capital
                              Contributions, dated as of February 3, 1986, between CIGNA Financial Partners, Inc. and CIGNA Realty Resources, Inc.-Tenth, incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                          (d) Real Estate Purchase Agreement relating to
                              Woodlands Tech Center (including, as Exhibit
                              I, the Master Lease Agreement between CIGNA
                              Income Realty-I Limited Partnership, as
                              landlord, and Turco Development Company, as master tenant) dated July 3, 1986, between Registrant, as purchaser, and Turco Development Company, as seller, incorporated by reference to Exhibit 10(a) to Current Report on Form 8-K dated July 3, 1986.

                          (e) Real Estate Purchase Agreement dated September
                              10, 1986, between Westford Office Venture, as purchaser, and Robert M. Doyle and Ian S. Gillespie as Trustees of Westford Office Center Trust, as seller, incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                          (f) Amended and Restated Joint Venture Agreement
                              between Registrant and Connecticut General
                              Equity Properties-I Limited Partnership dated as of November l, 1986, relating to the acquisition of the Westford Corporate Center, incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                          (g) Management Agreement dated September 10, 1986,
                              between Westford Office Venture and Codman
                              Management Co., incorporated by reference to
                              Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                          (h) Real Estate Purchase Agreement dated December
                              5, 1986, between Piedmont Plaza Partnership and Piedmont Plaza, Ltd. relating to the acquisition of Piedmont Plaza Shopping Center, incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

                          (i) Real Estate Purchase Agreement relating to
                              Overlook Apartments (including, as Exhibit
                              4.3.11, the Management and Leasing Agreement between CIGNA Income Realty-I Limited Partnership and Brentwood - Doramus, Inc.) dated February 22, 1988, between Registrant, as purchaser, and TCR-Adobe Ranch I Limited Partnership, as seller, incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

                          27  Financial Data Schedules

                 (b) No reports on Form 8-K were filed during the last
                     quarter of the fiscal year.

                                 SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CIGNA INCOME REALTY-I LIMITED PARTNERSHIP


                             By: CIGNA Realty Resources, Inc. - Tenth, General Partner


Date:  March 29, 1995        By:     /s/ John D. Carey
                                     John D. Carey, President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


/s/   R. Bruce Albro                               Date: March 29, 1995
R. Bruce Albro, Director

/s/   Philip J. Ward                               Date: March 29, 1995
Philip J. Ward, Director

/s/   John Wilkinson                               Date: March 29, 1995
John Wilkinson, Director

/s/   John D. Carey                                Date: March 29, 1995
John D. Carey, President, Controller
(Principal Executive Officer)
(Principal Accounting Officer)

/s/   Marcy F. Blender                             Date: March 29, 1995
March F. Blender, Treasurer
(Principal Financial Officer)