Form 10-Q
period 1995-03-31
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1995-05-11
CIK 784000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to


                       Commission file number 0-15748

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

                      Delaware                        06-1149695
              (State of Organization)      (I.R.S. Employer Identification
No.)


                   900 Cottage Grove Road, South Building
                       Bloomfield, Connecticut  06002
                  (Address of principal executive offices)


                     Telephone Number:  (203) 726-6000



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

     Part I - Financial Information

                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                             Consolidated Balance Sheets
                                                    March 31,    December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and improvements                      $9,497,405     $9,492,296
        Buildings                                  27,310,597     27,310,597
        Tenant improvements                        5,176,613      5,168,282
        Furniture and fixtures                     820,904        820,904
                                                   42,805,519     42,792,079
        Less accumulated depreciation              12,010,587     11,635,309
             Net property and improvements         30,794,932     31,156,770

Cash and cash equivalents                          3,552,066      3,404,809
Accounts receivable                                261,255        375,506
Prepaid expenses and other assets                  55,777         20,614
Deferred charges, net                              576,493        611,084
             Total                                 $35,240,523    $35,568,783

                          Liabilities and Partners' Capital

Liabilities:
        Accounts payable (including $30,021 in 1995
         and $20,526 in 1994 due to affiliates)      $325,743       $211,187
        Tenant security deposits                      105,372        108,426
        Unearned income                                17,086         14,252
        Deferred acquisition fees due to affiliates 2,500,000      2,500,000
             Total liabilities                      2,948,201      2,833,865

Venture partner's equity in joint venture           3,085,162      3,043,024

Partners' capital:
        General Partner:
          Capital contributions                    1,000          1,000
          Cumulative net income                    29,793         25,640
                                                   30,793         26,640
        Limited partners (200,000 Units):
          Capital contributions, net of
           offering costs                         45,463,209      45,463,209
          Cumulative net income                    2,949,502      2,538,389
          Cumulative cash distributions          (19,236,344)   (18,336,344)
                                                   29,176,367     29,665,254
             Total partners' capital               29,207,160     29,691,894
             Total                                 $35,240,523    $35,568,783

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture


                        Consolidated Statements of Operations

                  For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994
Income:
        Base rental income                         $1,150,764     $1,061,232
        Other income                               229,369        142,722
        Interest income                            42,340         22,531
                                                   1,422,473      1,226,485
Expenses:
        Property operating expenses                431,819        417,275
        General and administrative                 87,965         109,510
        Fees and reimbursements to affiliates      40,303         34,164
        Depreciation and amortization              404,982        402,875
                                                   965,069        963,824

          Income inclusive of venture
           partner's share of venture operations   457,404        262,661

Venture partner's share of venture net income      42,138         4,947

          Net income                               $415,266       $257,714


Net income:
        General Partner                            $4,153         $2,577
        Limited partners                           411,113        255,137
                                                   $415,266       $257,714


Net income per Unit                                $2.06          $1.28

Cash distribution per Unit                         $4.50          $3.00










     The Notes to Consolidated Financial Statements are an integral part of these statements.


                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                        Consolidated Statements of Cash Flows

                  For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994
Cash flows from operating activities:
        Net income                                 $415,266       $257,714
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Deferred rent credits                    4,887          4,605
          Depreciation and amortization            404,982        402,875
          Venture partner's share of venture's
           operations                               42,138          4,947
          Accounts receivable                      114,251        123,048
          Accounts payable                         114,556        121,127
          Other, net                               (35,383)       (32,030)
             Net cash provided by operating
              activities                         1,060,697        882,286

Cash flows from investing activities:
        Purchases of property and improvements     (13,440)         (62,034)
        Payment of leasing commissions               --             (10,875)
             Net cash used in investing activities (13,440)         (72,909)

Cash flows from financing activities:
        Cash distribution to limited partners      (900,000)      (600,000)

Net increase in cash and cash equivalents          147,257        209,377
Cash and cash equivalents, beginning of year       3,404,809      3,049,518
Cash and cash equivalents, end of period           $3,552,066     $3,258,895








   The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)
                          and Consolidated Venture

                 Notes to Consolidated Financial Statements
                                (Unaudited)



        Readers of this quarterly report should refer to CIGNA INCOME REALTY-I LIMITED PARTNERSHIP'S ("the Partnership") audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.      Basis of Accounting

a) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

2.      Consolidated Joint Venture - Summary Information

        The Partnership owns a 73.92% interest in the Westford Office Venture which owns the Westford Corporate Center in Westford,
Massachusetts. The remaining equity interest in the venture is held by Connecticut General Equity Properties-I Limited Partnership, an affiliated limited partnership.

        Operations information for the Westford Office Venture for the three months ended March 31, 1995 and 1994:

                                                      1995           1994

        Total income of venture                    $493,932       $346,173
        Net income of venture                       161,572         18,970

        Total assets and liabilities for the Westford Office Venture:

                                                    March 31,     December 31,
                                                      1995           1994

        Total assets                              $12,874,632    $12,671,892
        Total liabilities                             790,488        749,320

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)
                          and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued
                                (Unaudited)

3.      Deferred Charges

        Deferred charges consist of the following:
                                                    March 31,    December 31,
                                                      1995           1994

        Deferred leasing commissions               $1,038,495     $1,038,495
        Accumulated amortization                   (514,576)      (484,872)
                                                   523,919        553,623
        Deferred rent credits                      52,574         57,461
                                                   $576,493       $611,084

4.      Transactions with Affiliates

        An affiliate of the General Partner provided investment property acquisition services to the Partnership for fees of $2,500,000 which will be payable from adjusted cash from operations after priority distributions to the Partners or, if necessary, from sales proceeds.

        Other fees and expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                              Three Months Ended    Unpaid at
                                                    March 31,       March 31,
                                                 1995      1994       1995

        Property management fees(a)(b)         $29,772   $25,877     $20,412
        Reimbursement (at costs)
         for out-of-pocket expenses             10,531     8,287       9,609
                                               $40,303   $34,164     $30,021


(a) Included in property management fees is $7,350 and $5,291 for the three months ended March 31, 1995 and 1994, respectively, attributable to the venture partner's share of the Westford Office Venture.

(b) Does not include property management fees earned by independent property management companies of $50,482 and $45,757 for the three months ended March 31, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


5.      Subsequent Events

        On April 5, 1995, the Westford Office Venture paid a distribution of $2,000,000 to the venture partners, of which the Partnership's share was $1,478,400.

        On May 15, 1995, the Partnership paid a distribution of $690,000 to the limited partners.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

        At March 31, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $1,302,579 and $1,662,821, respectively. Cash and cash equivalents will be used to fund liabilities, partnership reserves and distributions. Capital improvements and leasing commissions are expected to be funded by cash from operations as required. The Partnership paid distributions for the first quarter of 1995 of $690,000 or $3.45 per Unit on May 15, 1995, approximating the quarter's adjusted cash from operations including adjustments to reserves. The Partnership's operations for the remainder of the year should support continued distributions and changes in reserves for liabilities or leasing risk.

        Piedmont Plaza Shopping Center produced adjusted cash from operations for the first quarter of $190,000 after $6,000 of capital improvements. For the year, the Partnership has approximately $50,000 planned for capital expenditures. No significant leasing activity is planned for the year as the property is 95% occupied with no lease expirations during 1995. Now that occupancy and net operating income have stabilized, the property will be put on the market by mid-1995 in an attempt to capitalize on the increase in the property's value obtained over the last two years.

        At Westford Corporate Center, adjusted cash from operations for the first quarter was $297,000 ($220,000 attributable to the Partnership's interest) with no tenant improvements or leasing commissions for the quarter. The property remains 100% occupied. Capital expenditures for the year have been planned at approximately $160,000.

        Adjusted cash from operations at Woodlands Tech for the first quarter was $129,000. First quarter capital expenditures totaled $2,300, with approximately $155,000 planned for the year. At March 31, 1995, the property was 94% occupied. One of two leases scheduled to expire in 1995 was renewed during the first quarter. In May 1995, two leases representing the remaining vacant space were executed. In 1996, leases representing
41% of total space are scheduled to expire.

        For the first quarter of 1995, Overlook had maintained average occupancy of 98%. Adjusted cash from operations for the first quarter totalled approximately $249,000 including $5,100 of capital improvements. The market in which Overlook operates continues to expand, allowing the property to raise rates slightly on renewals. No significant changes are expected in the remainder of the year.

Results of Operations

        Base rental income increased approximately $90,000 for the three months ended March 31, 1995, as compared with the same period of 1994. Slightly higher average occupancy at Piedmont Plaza led to an increase in rental income of approximately $10,000. At Westford Corporate Center, rent from a tenant expansion executed during 1994 contributed approximately

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)


$71,000 to the increase. Rental income at Overlook Apartments increased approximately $23,000 as a result of modest rental rate increases. Tenant turnover and lower rates have resulted in an approximate $14,000 decrease in rental income at Woodlands Plaza.

        Other income increased approximately $87,000 for the three months ended March 31, 1995, as compared to the same period of 1994. Piedmont reported a $22,000 increase, principally related to expense recoveries from the anchor tenant. A 1994 tenant expansion allowed Westford to increase "expense charge-back" billings. The additional billings resulted in a $65,000 increase.

        Interest income increased for the three months ended March 31, 1995, as compared to the same period of 1994, due to an increase in interest rates on short term investments.

        Property operating expenses increased for the three months ended March 31, 1995, as compared to the same period of 1994, due primarily to increased repairs and maintenance expense at Piedmont Plaza, as a result of an exterior painting project, and at Overlook Apartments due to a termite treatment. An overall decrease in property operating expenses at Westford partially offset the increases. Westford had an increase in cleaning and management fee expenses for the three months as a result of the increase in occupancy; however, substantially less was spent on snowplowing. In addition, property taxes at Westford decreased as a result of a drop in the assessed value.

        The decrease in general and administrative expenses for the three months ended March 31, 1995, as compared with the previous year, was the result of a second quarter 1994 agreement with the anchor tenant at Piedmont Plaza relating to the reimbursement of sales tax paid on rental receipts. The receipts from the tenant are now netted against the payments made by the property.

        The increase in fees and reimbursements to affiliates for the three months ended March 31, 1995, as compared with the same period of 1994, was due to increased management fee expenses as a result of increased property revenues collected.

        The joint venture operations improved for the three months ended March 31, 1995, as compared with the same period of 1994, due to a tenant's expansions in the second and third quarters of 1994.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)


                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:
                                                  1994                    1995
                                   At 3/31  At 6/30  At 9/30  At 12/31  At 3/31
1.      Woodlands Tech Center
        St. Louis, Missouri          95%      100%     94%       94%      94%

2.      Westford Corporate Center
        Westford, Massachusetts(a)   75%       85%    100%      100%     100%

3.      Piedmont Plaza Shopping Center
        Apopka, Florida              92%       94%     93%       95%      95%

4.      Overlook Apartments
        Scottsdale, Arizona          99%       97%     99%       98%      98%

(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.

Part II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          27 Financial Data Schedules.

        (b)  No Form 8-Ks were filed during the three months ended March
31, 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                              By:  CIGNA Realty Resources, Inc. - Tenth,
                                   General Partner





Date: May 11, 1995            By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)