Form 10-Q
period 1995-06-30
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1995-08-11
CIK 784000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

                Yes       X                No

Part I - Financial Information

                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                             Consolidated Balance Sheets
                                                    June 30,     December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and improvements                      $ 9,507,533   $  9,492,296
        Buildings                                   27,310,597     27,310,597
        Tenant improvements                          5,236,078      5,168,282
        Furniture and fixtures                         820,904        820,904
                                                    42,875,112     42,792,079
        Less accumulated depreciation               12,391,262     11,635,309
             Net property and improvements          30,483,850     31,156,770

Cash and cash equivalents                            3,197,663      3,404,809
Accounts receivable (net of allowance of $3,025
 in 1995 and $725 in 1994)                             307,095        375,506
Prepaid expenses and other assets                       30,433         20,614
Deferred charges, net                                  549,731        611,084
             Total                                $ 34,568,772   $ 35,568,783

                          Liabilities and Partners' Capital
Liabilities:
        Accounts payable (including $38,201 in 1995
         and $20,526 in 1994 due to affiliates)      $ 349,646      $ 211,187
        Tenant security deposits                       107,396        108,426
        Unearned income                                 12,838         14,252
        Deferred acquisition fees due to affiliates  2,500,000      2,500,000
             Total liabilities                       2,969,880      2,833,865

Venture partner's equity in joint venture            2,605,556      3,043,024

Partners' capital:
        General Partner:
          Capital contributions                          1,000          1,000
          Cumulative net income                         34,554         25,640
                                                        35,554         26,640
        Limited partners (200,000 Units):
          Capital contributions, net of
           offering costs                           45,463,209     45,463,209
          Cumulative net income                      3,420,917      2,538,389
          Cumulative cash distributions            (19,926,344)   (18,336,344)
                                                    28,957,782     29,665,254
             Total partners' capital                28,993,336     29,691,894
             Total                                $ 34,568,772   $ 35,568,783

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                        Consolidated Statements of Operations
                                     (Unaudited)
                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                           1995      1994         1995      1994
Income:
        Base rental income             $1,173,687  $1,089,747  $2,324,451 $2,150,979
        Other income                      227,966     194,697     457,335    337,419
        Interest income                    39,635      27,491      81,975     50,022
                                        1,441,288   1,311,935   2,863,761  2,538,420
Expenses:
        Property operating expenses       374,382     376,105     806,201    793,380
        General and administrative         98,168     108,154     186,133    217,664
        Fees and reimbursements to
         affiliates                        38,847      44,154      79,150     78,318
        Depreciation and amortization     411,721     408,103     816,703    810,978
                                          923,118     936,516   1,888,187  1,900,340

          Income inclusive of venture
           partner's share of venture
           operations                     518,170     375,419     975,574    638,080

Venture partner's share of venture
 net income                                41,994      29,839      84,132     34,786

          Net income                    $ 476,176    $345,580   $ 891,442 $ 603,294


Net income:
        General Partner                   $ 4,761     $ 3,456     $ 8,914   $ 6,033
        Limited partners                  471,415     342,124     882,528   597,261
                                        $ 476,176    $345,580   $ 891,442 $ 603,294


Net income per Unit                        $ 2.35      $ 1.71      $ 4.41    $ 2.99

Cash distribution per Unit                 $ 3.45      $ 3.12      $ 7.95    $ 6.12












     The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                        Consolidated Statements of Cash Flows

                   For the Six Months Ended June 30, 1995 and 1994
                                     (Unaudited)
                                                          1995           1994

Cash flows from operating activities:
        Net income                                     $ 891,442      $ 603,294
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Deferred rent credits                            9,774          9,210
          Depreciation and amortization                  816,703        810,978
          Venture partner's share of venture's operations 84,132         34,786
          Accounts receivable                             68,411         66,664
          Accounts payable                               140,489        181,646
          Other, net                                     (12,263)        (7,243)
             Net cash provided by operating activities 1,998,688      1,699,335

Cash flows from investing activities:
        Distribution to joint venture partner           (521,600)            --
        Purchases of property and improvements           (83,033)      (202,693)
        Payment of leasing commissions                    (9,171)       (47,813)
             Net cash used in investing activities      (613,804)      (250,506)

Cash flows from financing activities:
        Cash distribution to limited partners         (1,592,030)    (1,225,552)

Net increase (decrease) in cash and cash equivalents    (207,146)       223,277
Cash and cash equivalents, beginning of year           3,404,809      3,049,518
Cash and cash equivalents, end of period             $ 3,197,663   $  3,272,795












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

        Operations information for the Westford Office Venture:


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          1995      1994        1995      1994

        Total income of venture        $ 467,367 $417,603    $ 961,299 $ 763,776
        Net income of venture            161,021  114,412      322,593   133,382

        Total assets and liabilities for the Westford Office Venture:

                                                    June 30,     December 31,
                                                      1995           1994

        Total assets                             $ 10,994,887   $ 12,671,892
        Total liabilities                             749,723        749,320

        The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $1,478,400.



3.      Deferred Charges

        Deferred charges consist of the following:
                                                    June 30,     December 31,
                                                      1995           1994

        Deferred leasing commissions              $1,047,666     $1,038,495
        Accumulated amortization                    (545,622)      (484,872)
                                                     502,044        553,623
        Deferred rent credits                         47,687         57,461
                                                   $ 549,731      $ 611,084

4.      Transactions with Affiliates

        An affiliate of the General Partner provided investment property acquisition services to the Partnership for fees of $2,500,000 which will be payable from adjusted cash from operations after priority distributions to the Partners or, if necessary, from sales proceeds.

        Other fees and expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                Three Months Ended  Six Months Ended   Unpaid at
                                      June 30,          June 30,       June 30,
                                    1995      1994    1995      1994      1995

    Property management fees(a)(b) $29,243  $25,565   $59,015  $51,442   $20,135
    Reimbursement (at costs)
     for out-of-pocket expenses      9,604   18,589    20,135   26,876    18,066
                                   $38,847  $44,154   $79,150  $78,318   $38,201

[FN]
(a) Included in property management fees is $7,475 and $6,104 for the three months ended June 30, 1995 and 1994 respectively, and $14,825 and $11,395 for the six months ended June 30, 1995 and 1994, respectively, attributable to the venture partner's share of the Westford Office Venture.

[FN]
(b) Does not include property management fees earned by independent property management companies of $48,428 and $43,714 for the three months ended June 30, 1995 and 1994, respectively, and $98,910 and $89,471 for the six months ended June 30, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.



5.      Subsequent Events

        On August 15, 1995, the Partnership paid a distribution of $750,000 to the limited partners.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

        At June 30, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $2,675,792 and $385,767, respectively. Cash and cash equivalents will be used to fund liabilities, partnership reserves and distributions. Capital improvements and leasing commissions are expected to be funded by cash from operations as required. The Partnership paid distributions of $690,000 or $3.45 per Unit for the first quarter of 1995 on May 15, 1995 and $750,000 or $3.75 per Unit for the second quarter of 1995 on August 15, 1995. The distributions approximated each quarter's adjusted cash from operations including adjustments to reserves. The Partnership's operations for the remainder of the year should support continued distributions and changes in reserves for liabilities or leasing risk.

        Piedmont Plaza Shopping Center produced adjusted cash from operations for the second quarter of $191,000 after $9,000 of capital improvements. For the remainder of year, the Partnership has approximately $35,000 planned for capital expenditures. No significant leasing activity is planned for the year as the property is 95% occupied with no lease expirations during 1995. Now that occupancy and net operating income have stabilized, the property has been listed for sale in an attempt to capitalize on the increase in the property's value obtained over the last two years and the perceived strength in the Orlando markets.

        At Westford Corporate Center, adjusted cash from operations for the second quarter was $317,000 ($234,000 attributable to the Partnership's interest) with no tenant improvements or leasing commissions for the quarter. The property remains 100% occupied. Capital expenditures for the year have been planned at approximately $140,000.

        Adjusted cash from operations at Woodlands Tech for the second quarter was $101,000. Second quarter capital expenditures and leasing commissions totalled $60,000, with approximately $69,000 planned for the remainder of the year. At June 30, 1995, the property was 96% occupied.
One of two leases scheduled to expire in 1995 was renewed during the first quarter. In April, the remaining 1995 leasing exposure was cured by the expansion of an existing tenant to replace the vacating tenant. In May 1995, two leases representing the remaining vacant space were executed. On June 1, 1995, a tenant representing 3,854 square feet vacated early, paying a $22,000 termination fee. In 1996, leases representing 45% of total space are scheduled to expire.

        For the second quarter of 1995, Overlook had maintained average occupancy of 95%. Adjusted cash from operations for the second quarter totalled approximately $252,000 including $10,000 of capital improvements. The market in which Overlook operates continues to expand, allowing the property to raise rates slightly on renewals. No significant changes are expected in the remainder of the year.

Results of Operations
        Base rental income increased approximately $84,000 and $174,000 for the three and six months ended June 30, 1995, respectively, as compared with the same periods of 1994. Slightly higher average occupancy at Piedmont Plaza led to an increase in rental income of approximately $17,000 and $27,000 for the three and six months, respectively. At Westford Corporate Center, rent from a tenant's expansions in April and September of 1994 contributed approximately $42,000 and $113,000 to the increase.
Rental income at Overlook Apartments increased approximately $17,000 and $40,000 as a result of modest rental rate increases. Tenant turnover and lower rates have resulted in an approximate $14,000 and $28,000 decrease in rental income at Woodlands Tech. The decrease at Woodlands was offset by a lease termination fee of approximately $22,000 received in the second quarter of 1995.

        Other income increased approximately $33,000 and $120,000 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. Piedmont reported a $25,000 and $47,000 increase, principally related to expense recoveries from the anchor tenant. A tenant's expansion allowed Westford to increase "expense charge-back" billings. The additional billings resulted in an approximate $15,000 and $80,000 increase for the three and six months, respectively.

        Interest income increased for the three and six months ended June 30, 1995, as compared to the same periods of 1994, due to an increase in interest rates on short term investments.

        Overall, property operating expenses decreased for the three and increased for the six months ended June 30, 1995, as compared to the same periods of 1994. Repairs and maintenance expense increased for the three and six months at Piedmont Plaza as a result of an exterior painting project, and at Overlook Apartments due to increased second quarter 1995 carpet replacement and a first quarter 1995 termite treatment. An overall decrease in property operating expenses at Westford partially offset the increases. Westford had an increase in cleaning and management fee expenses for the three and six months as a result of the increase in occupancy; however, substantially less was spent in the first quarter on snowplowing and in the second quarter on HVAC repairs. In addition, property taxes at Westford decreased as a result of a drop in the assessed value and at the Woodlands due to 1993 and 1994 tax refunds received in the second quarter of 1995 totalling approximately $13,000.

        The decrease in general and administrative expenses for the three and six months ended June 30, 1995, as compared with the previous year, was primarily the result of a second quarter 1994 agreement with the anchor tenant at Piedmont Plaza relating to the reimbursement of sales tax paid on rental receipts. The receipts from the tenant are now netted against the payments made by the property.

        The joint venture operations improved for the three and six months ended June 30, 1995, as compared with the same periods of 1994, due to a tenant's expansions in the second and third quarters of 1994.

        The slight increase in depreciation and amortization for the three and six months ended June 30, 1995, as compared with the same periods of 1994, was the result of tenant improvements and leasing commissions from a tenant's expansions at Westford. The increase was partially offset by decreased depreciation as the useful lives of certain assets expired at Piedmont Plaza.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)


                                    Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:
                                          1994                          1995
                              At 3/31 At 6/30 At 9/30 At 12/31   At 3/31 At 6/30
1.   Woodlands Tech Center
     St. Louis, Missouri         95%    100%     94%      94%       94%     96%

2.   Westford Corporate Center
     Westford, Massachusetts(a)  75%     85%    100%     100%      100%    100%

3.   Piedmont Plaza Shopping Center
     Apopka, Florida             92%     94%     93%      95%       95%     95%

4.   Overlook Apartments
     Scottsdale, Arizona         99%     97%     99%      98%       98%     93%

[FN]
(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.

Part II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          27 Financial Data Schedules.

        (b) No Form 8-Ks were filed during the three months ended June 30, 1995.

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




                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                              By:  CIGNA Realty Resources, Inc. - Tenth,
                                   General Partner





Date: August 11, 1995         By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)