Form 10-Q
period 1995-09-30
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1995-11-08
CIK 784000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                             Consolidated Balance Sheets
                                                  September 30,  December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and improvements                      $9,513,201     $9,492,296
        Buildings                                  27,323,577     27,310,597
        Tenant improvements                         5,246,772      5,168,282
        Furniture and fixtures                        820,904        820,904
                                                   42,904,454     42,792,079
        Less accumulated depreciation              12,773,802     11,635,309
             Net property and improvements         30,130,652     31,156,770

Cash and cash equivalents                           3,451,807      3,404,809
Accounts receivable (net of allowance of $7,567 in 1995
 and $725 in 1994)                                    295,347        375,506
Prepaid expenses and other assets                       8,606         20,614
Deferred charges, net                                 514,930        611,084
             Total                                $34,401,342    $35,568,783

                          Liabilities and Partners' Capital

Liabilities:
        Accounts payable (including $68,665 in 1995
         and $20,526 in 1994 due to affiliates)      $480,549       $211,187
        Tenant security deposits                      109,504        108,426
        Unearned income                                17,972         14,252
        Deferred acquisition fees due to affiliates 2,500,000      2,500,000
             Total liabilities                      3,108,025      2,833,865

Venture partner's equity in joint venture           2,644,566      3,043,024

Partners' capital:
        General Partner:
          Capital contributions                         1,000          1,000
          Cumulative net income                        38,609         25,640
                                                       39,609         26,640
        Limited partners (200,000 Units):
          Capital contributions, net of
           offering costs                          45,463,209     45,463,209
          Cumulative net income                     3,822,277      2,538,389
          Cumulative cash distributions           (20,676,344)   (18,336,344)
                                                   28,609,142     29,665,254
             Total partners' capital               28,648,751     29,691,894
             Total                                $34,401,342    $35,568,783

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                        Consolidated Statements of Operations
                                     (Unaudited)
                                       Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                          1995      1994          1995      1994
Income:
        Base rental income           $1,155,735  $1,106,716   $3,480,186  $3,257,695
        Other income                    226,796     278,449      684,131     615,868
        Interest income                  43,523      34,003      125,498      84,025
                                      1,426,054   1,419,168    4,289,815   3,957,588
Expenses:
        Property operating expenses     423,170     421,225    1,229,371   1,214,605
        General and administrative       96,950     108,409      283,083     326,073
        Fees and reimbursements to
         affiliates                      49,132      40,743      128,282     119,061
        Depreciation and amortization   412,377     444,252    1,229,080   1,255,230
                                        981,629   1,014,629    2,869,816   2,914,969

          Income inclusive of venture
           partner's share of venture
           operations                   444,425     404,539    1,419,999   1,042,619

Venture partner's share of venture
 net income                              39,010      27,270      123,142      62,056

          Net income                   $405,415    $377,269   $1,296,857   $ 980,563


Net income:
        General Partner                  $4,055      $3,773      $12,969   $   9,806
        Limited partners                401,360     373,496    1,283,888     970,757
                                       $405,415    $377,269   $1,296,857   $ 980,563


Net income per Unit                       $2.01    $   1.86        $6.42     $4.85

Cash distribution per Unit                $3.75    $   3.12       $11.70   $  9.24





     The Notes to Consolidated Financial Statements are an integral part of these statements.


                      CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)
                               and Consolidated Venture

                        Consolidated Statements of Cash Flows

                For the Nine Months Ended September 30, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994

Cash flows from operating activities:
        Net income                                 $1,296,857     $ 980,563
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Deferred rent credits                        14,738        25,955
          Depreciation and amortization             1,229,080     1,255,230
          Venture partner's share of venture's
           operations                                 123,142        62,056
          Accounts receivable                          80,159        92,067
          Accounts payable                            271,392       292,880
          Other, net                                   16,806        15,094
             Net cash provided by operating
              activities                            3,032,174     2,723,845

Cash flows from investing activities:
        Distribution to joint venture partner        (521,600)         --
        Purchases of property and improvements       (112,375)     (243,639)
        Payment of leasing commissions                 (9,171)      (72,954)
             Net cash used in investing activities   (643,146)     (316,593)

Cash flows from financing activities:
        Cash distribution to limited partners      (2,342,030)    (1,849,552)

Net increase in cash and cash equivalents              46,998        557,700
Cash and cash equivalents, beginning of year        3,404,809      3,049,518
Cash and cash equivalents, end of period           $3,451,807     $3,607,218

Supplemental disclosure of non-cash information:
        Accrued purchase of property and improvements  $ --        $  96,984






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

        Operations information for the Westford Office Venture:


                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                     1995      1994            1995      1994

        Total income of venture   $478,526  $433,584       $1,452,241 $1,204,226
        Net income of venture      149,575   104,563          472,168    237,945

        Total assets and liabilities for the Westford Office Venture:

                                                   September 30,  December 31,
                                                       1995           1994

        Total assets                               $11,158,622    $12,671,892
        Total liabilities                              763,882        749,320

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

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)
                          and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued
                                (Unaudited)


3.      Deferred Charges

        Deferred charges consist of the following:
                                                  September 30,  December 31,
                                                      1995           1994

        Deferred leasing commissions               $1,047,666     $1,038,495
        Accumulated amortization                   (575,459)      (484,872)
                                                   472,207        553,623
        Deferred rent credits                      42,723         57,461
                                                   $514,930       $611,084

4.      Transactions with Affiliates

        An affiliate of the General Partner provided investment property acquisition services to the Partnership for fees of $2,500,000 which will be payable from adjusted cash from operations after priority distributions to the Partners or, if necessary, from sales proceeds.

        Other fees and expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                  Three Months Ended    Nine Months Ended    Unpaid at
                                     September 30,         September 30,    September 30,
                                    1995      1994        1995      1994        1995

    Property management fees(a)(b) $29,406   $30,283     $88,421  $81,725     $34,664
    Reimbursement (at costs)
    for out-of-pocket expenses      19,726    10,460      39,861   37,336      34,001
                                   $49,132   $40,743    $128,282 $119,061     $68,665

(a) Included in property management fees is $7,227 and $7,452 for the three months ended September 30, 1995 and 1994 respectively, and $22,052 and $18,847 for the nine months ended September 30, 1995 and 1994, respectively, attributable to the venture partner's share of the Westford Office Venture.

(b) Does not include property management fees earned by independent property management companies of $50,102 and $50,542 for the three months ended September 30, 1995 and 1994, respectively, and $149,012 and $140,013 for the nine months ended September 30, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


5.      Subsequent Events

        On November 15, 1995, the Partnership paid a distribution of $750,000 to the limited partners.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

        At September 30, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $2,629,308 and $607,991, respectively. Cash and cash equivalents will be used to fund liabilities, partnership reserves and distributions. Capital improvements and leasing commissions are expected to be funded by cash from operations as required. The Partnership paid distributions of $690,000 or $3.45 per Unit for the first quarter of 1995 on May 15, 1995 and $750,000 or $3.75 per Unit for the second quarter of 1995 on August 15, 1995 and third quarter of 1995 on November 15, 1995.
The distributions approximated each quarter's adjusted cash from operations including adjustments to reserves. The Partnership's operations for the remainder of the year should support continued distributions and changes in reserves for liabilities or leasing risk.

        Piedmont Plaza Shopping Center produced adjusted cash from operations for the third quarter of $181,000 after $15,000 of capital improvements. For the remainder of the year, the Partnership has approximately $19,000 planned for capital expenditures contingent upon leasing activity. Minimal leasing activity is planned as the property is 95% occupied with no lease expirations during 1995. During the quarter, the Partnership marketed Piedmont for sale in an attempt to capitalize on the property's increase in value since the addition of Builders Square as the anchor tenant, as well as the lease guarantee from the anchor's corporate parent company, K-Mart. In addition, the Orlando area is currently perceived by many investors to be a desirable market. The marketing effort produced some offers, one of which the Partnership selected to pursue. After a due diligence period, the potential purchaser declined to continue with the purchase. Many retailers are currently experiencing financial difficulties and although K-Mart appears to be in no immediate jeopardy, investors are currently very cautious toward retail in general. The Partnership plans to revisit the other offers received and, if necessary, continue to market the property for sale. Based on the recent activity, it appears a sale in 1995 of Piedmont Plaza is unlikely.

        At Westford Corporate Center, adjusted cash from operations for the third quarter was $297,000 ($219,500 attributable to the Partnership's interest) with no tenant improvements or leasing commissions and $5,000 of capital expenditures. The property remains 100% occupied. During the fourth quarter Intel's lease for 16,469 square feet is scheduled to expire and one of the other existing tenants, Cascade Communications, is expected to assume the space. Negotiations are currently underway for a triple net lease with no tenant improvements. Although the rent proposed on Cascade's expansion would be at market with no cost to the Partnership for tenant improvements or leasing commissions, rental revenue is likely be less than what is currently received from Intel.

        Adjusted cash from operations at Woodlands Tech for the third quarter was $122,000. Third quarter capital expenditures and leasing commissions totalled $9,000, with approximately $36,000 planned for the remainder of the year dependent on leasing. At September 30, 1995, the property was 96% occupied. One of two leases scheduled to expire in 1995 was renewed during the first quarter. In April, the remaining 1995 leasing exposure was cured by the expansion of an existing tenant to replace the vacating tenant. In May 1995, two leases representing the remaining vacant space were executed. On June 1, 1995, a tenant representing 3,854 square feet vacated early, paying a $22,000 termination fee. There was no leasing activity during the third quarter, although a lease may be executed during the fourth quarter on the 3,854 square feet of vacant space. In 1996, leases representing 45% of total space are scheduled to expire. A tenant with 10,069 square feet, representing 23% of the 1996 leasing exposure, has communicated its decision not to renew because of space expansion needs which the property cannot accommodate. Depending on renewal activity, leasing costs for 1996 could be a substantial portion of the property's annual cash flow.

        For the third quarter of 1995, Overlook had maintained average occupancy of 95%. Adjusted cash from operations for the third quarter totalled approximately $244,000 including minimal capital improvements.
The market in which Overlook operates continues to expand with 6,916 multi-family housing units in inventory and another 5,277 new units potentially entering the market by the end of 1995. The North Scottsdale submarket has been able to absorb the new units as they come on-line. In addition, new home construction has been projected to continue as North Scottsdale has been targeted as a desirable area for development. Although concessions in the new inventory will continue to impact the market, some rental rate growth persists as a result of the upscale nature of the new construction and the creation of a corresponding high rental base for the area. No significant changes in operations or results are expected for the remainder of the year.

Results of Operations

        Base rental income increased approximately $49,000 and $222,000 for the three and nine months ended September 30, 1995, respectively, as compared with the same periods of 1994. Slightly higher occupancy at Piedmont Plaza led to an increase in rental income of approximately $9,000 and $36,000 for the three and nine months, respectively. At Westford Corporate Center, rent from a tenant's expansions in April and September of 1994 contributed approximately $37,000 and $150,000 to the increase.
Rental income at Overlook Apartments increased approximately $11,000 and $51,000 as a result of modest rental rate increases. Tenant turnover and lower rates have resulted in an approximate $8,000 and $15,000 decrease in rental income at Woodlands Tech.

        Other income decreased for the three and increased for the nine months ended September 30, 1995, as compared to the same periods of 1994. Piedmont reported a $65,000 and $17,000 decrease for the three and nine months, respectively. The three month decrease is the result of the Partnership settling a dispute with the anchor tenant at Piedmont Plaza during the third quarter 1994 in which additional expense recovery amounts relating partially to 1992, 1993 and 1994 were collected. Offsetting the decrease for the nine months was larger expense recoveries from the anchor tenant in 1995 versus 1994. At Westford, a tenant's expansion increased "expense charge-back" billings to the tenant by the property. The additional billings resulted in an approximate $14,000 and $94,000 increase for the three and nine months, respectively.

        Interest income increased for the three and nine months ended September 30, 1995, as compared to the same periods of 1994, due to an increase in interest rates on short term investments.

        Overall, property operating expenses increased slightly for the three and nine months ended September 30, 1995, as compared to the same periods of 1994. Repairs and maintenance expense increased for the nine months at Piedmont Plaza as a result of an exterior painting project and at Overlook Apartments due to a greater number of carpet replacements as well as an expanded pest control service. Westford had an increase for the three and nine months in cleaning expense for common areas as more space is now occupied and an increase for the nine months in management fees as a result of an increase in collected revenues. However, substantially less was spent in 1995 at Westford on snowplowing, due to the mild winter, and on elevator repairs which more than offset the Westford increases. In addition, property tax expense was lower at Woodlands Tech due to 1993 and 1994 tax refunds received in the second quarter of 1995 totalling approximately $13,000.

        The decrease in general and administrative expenses for the three and nine months ended September 30, 1995, as compared with the previous year, was primarily the result of a second quarter 1994 agreement with Piedmont's anchor tenant for the reimbursement of sales tax expense incurred by the Partnership for rental income. The reimbursement received from the tenant is netted directly against the sales tax payment which has been previously recorded as general and administrative.

        The joint venture operations improved for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, due to a tenant's expansions in the second and third quarters of 1994.

        The decrease in depreciation and amortization for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, was due to the expiration of useful lives of certain assets at Woodlands Tech in 1995 and accelerated depreciation and amortization associated with vacated tenants at Woodlands Tech in 1994. The decrease was partially offset by additional depreciation from tenant improvements and leasing commissions associated with a 1994 tenant expansion at Westford.

                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)

                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                          1994                                1995
                              At 3/31  At 6/30  At 9/30  At 12/31  At 3/31  At 6/30  At 9/30
1.  Woodlands Tech Center
    St. Louis, Missouri         95%     100%      94%       94%      94%      96%      96%

2.  Westford Corporate Center
    Westford, Massachusetts(a)  75%      85%     100%      100%     100%     100%     100%

3.  Piedmont Plaza Shopping Center
    Apopka, Florida             92%      94%      93%       95%      95%      95%      95%

4.  Overlook Apartments
    Scottsdale, Arizona         99%      97%      99%       98%      98%      93%      97%

(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.

Part II - Other Information


        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          27 Financial Data Schedules.

        (b) No Form 8-Ks were filed during the three months ended September 30, 1995.

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




                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                              By:  CIGNA Realty Resources, Inc. - Tenth,
                                   General Partner





Date: November 8, 1995        By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)