Form 10-K
period 1995-12-31
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1996-03-27
CIK 784000

------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       Registrant's telephone number, including area code: (860) 726-6000


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

------------------------------------------------------------------------------


                                                          TABLE OF CONTENTS


PART I                                                                                                           PAGE

Item 1.       Business                                                                                             3
Item 2.       Properties                                                                                           7
Item 3.       Legal Proceedings                                                                                   10
Item 4.       Submission of Matters to a Vote of Security Holders                                                 11


PART II

Item 5.       Market for Registrant's Common Equity and Related Security Holder Matters                           11
Item 6.       Selected Financial Data                                                                             12
Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                              13
Item 8.       Financial Statements and Supplementary Data                                                         18
Item 9.       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                               33


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                  33
Item 11.      Executive Compensation                                                                              36
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                      36
Item 13.      Certain Relationships and Related Transactions                                                      36


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    37


SIGNATURES                                                                                                        39


                                     PART I

ITEM 1.  BUSINESS

     The Registrant, CIGNA Income Realty-I Limited Partnership (the "Partnership"), was formed on October 15, 1985, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, operating, holding for investment and disposing of industrial and office buildings, retail and service center space and, to a lesser extent, residential properties. On February 4, 1986, the Partnership commenced an offering of $35,000,000 (subject to increase up to $50,000,000) of Limited Partnership Interests (the "Units") at $250 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-1818).

     The General Partner of the Partnership is CIGNA Realty Resources, Inc.-Tenth (the "General Partner"), which is an indirect wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange.

     The offering terminated on December 1, 1987, with a total of 200,000 Units having been sold to the public. The holders of 110,042 Units representing 64,146 non-taxable and 45,896 taxable Units were admitted to the Partnership in 1986; the holders of the remaining 89,958 Units, representing 51,109 non-taxable and 38,849 taxable Units, were admitted to the Partnership in 1987. From the 200,000 Units sold, the Partnership received net proceeds of $45,463,209. The holders of units ("Unit Holders" or "Limited Partners") of the Partnership share in the ownership of the Partnership's real property investments according to the number of Units held. Subsequent to admittance to the Partnership, no Unit Holder has made any additional capital contribution. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

     The Partnership is engaged in passive activities and therefore its investors are subject to the applicable provisions of the Internal Revenue Service Code and Regulations. Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities". Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

     The Partnership has acquired three commercial properties (including one owned through a joint venture) located in Missouri, Massachusetts and Florida, and one residential property located in Arizona. In order to acquire the properties, the Partnership, which purchased its properties for all cash, invested a total of $41,254,243 and paid $179,539 in acquisition expenses and fees to non-affiliates. In conjunction with these purchases, the Partnership owes acquisition fees of $2,500,000 to an affiliate of the General Partner. Pursuant to the limited partnership agreement of the Partnership ("Partnership Agreement"), the fees are payable from adjusted cash from operations subordinated to a 6% non-cumulative, non-compounded annual return to Limited Partners on their adjusted invested capital or, if necessary, from cash from property sales. To date, no such fees have been paid and the General Partner expects payment to be made as properties are sold.

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2014. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from nine to twelve years.


     The  Partnership  has made the real property  investments  set forth in the following table:
===================================================================================================================================
                                             PURCHASE            ACQUISITION
     NAME, TYPE OF PROPERTY AND          PRICES (A)(B)(C)          FEES AND                            DATE OF          TYPE OF
              LOCATION                                           EXPENSES (D)         SIZE(E)         PURCHASE         OWNERSHIP
-----------------------------------------------------------------------------------------------------------------------------------
1.    Woodlands Tech Center                   $ 7,820,000             $605,586         98,400         07/03/86         100% fee
      St. Louis, MO                                                                   sq. ft.                          simple
                                                                                                                       interest
-----------------------------------------------------------------------------------------------------------------------------------
2.    Westford Corporate Center               $12,598,206             $733,542        162,835         11/01/86         73.92%
      Westford, MA (f)                                                                sq. ft.                          fee simple
                                                                                                                       interest
-----------------------------------------------------------------------------------------------------------------------------------
3.    Piedmont Plaza                          $10,636,037             $640,406        147,750         05/01/87         100% fee
      Shopping Center                                                                 sq. ft.                          simple
      Apopka, FL                                                                                                       interest
-----------------------------------------------------------------------------------------------------------------------------------
4.    Overlook Apartments                     $10,200,000             $700,005       224 units        10/14/88         100% fee
      Scottsdale, AZ                                                                                                   simple
                                                                                                                       interest
===================================================================================================================================



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

(e) Represents net leasable area at acquisition date except for Piedmont Plaza; current net leasable area may vary due to completion of tenant finish. Piedmont Plaza added 21,052 square feet subsequent to acquisition.

(f) The Partnership owns a 73.92% interest in the Westford Joint Venture Partnership (the "Venture") which owns the Westford Corporate Center. Connecticut General Equity Properties-I Limited Partnership, an affiliated partnership, is the co-venturer. The financial information shown represents the Partnership's share of the total investment. Reference is made to the Notes to Consolidated Financial Statements for a description of the joint venture partnership through which the Partnership participates in this real property investment.


                                                                 4

Woodlands Tech is located in the Northwestern St. Louis service center market. Overall, the St. Louis economy saw continued growth through 1995, albeit at a slightly slower pace than in 1994. During the year, St. Louis added approximately 34,000 new jobs and unemployment fell to a twenty-year low of 4.8%. While the manufacturing sector continued to decline, the service sector, including computer services, health and tourism, grew by approximately 3.3% for the year. The defense industry was also helped by a $1.8 billion contract from the United States Air Force awarded to McDonnell Douglas, the largest defense manufacturer and employer in the state. The submarket, consisting of 29 buildings totalling 964,709 square feet, ended 1995 at 93% occupancy. The submarket reported negative absorption in 1995 as tenants moved back to Chesterfield Valley to buildings that have been renovated since the 1993 floods. The negative absorption may repeat again in 1996. As in the office market, smaller service center spaces of up to 8,000 square feet are plentiful, while spaces over 15,000 square feet are scarce and can command higher rental rates. Overall, rates were relatively flat for the year, ranging between $6 and $11 per square foot for comparable properties. The majority of comparable properties with a large percentage of office space is leasing in the $8.00 to $8.50 per square foot range. Woodlands Tech is leasing at rates comparable to the competition. Tenant finish packages are still readily available in the service center market in the range of $3 to $20 per square foot. Existing rollover spaces can typically be improved within the lower end of the scale. Existing space that has 30% to 60% finish will require $2 to $6 per square foot and space which has a higher percentage of finish requires $5 to $10 per square foot.

     Westford Corporate Center is located in the Boston submarket known as the Northwest Corridor, between Routes I-128 and I-495. During 1995, metropolitan Boston experienced continued job growth due to the strengthened economy. Out-migration trends have finally reversed and over one-half of the jobs lost during the 1989-1992 recession have been regained. Nearly two-thirds of all new jobs are in the service sector, including computer software, engineering, and research and health care. Overall, manufacturing employment continues to decline, although the computer hardware industry has finally turned around. The market in which Westford competes contains approximately 16.8 million square feet of space with a 19% vacancy rate. Absorption through the end of 1995 totalled approximately 1,177,300 square feet. Westford maintained its 100% occupancy level in 1995. Rents for R&D space held steady during the year in the $5.75 to $7 per square foot range. Rents and occupancy levels in the market will move up slowly as the market works through an estimated one to two year supply of available R&D space.

     The Piedmont Plaza is located in Apopka, Florida, north of Orlando in northwest Orange County. Apopka experienced population growth of approximately 2% in 1995. The median income for the area is approximately $50,000 and single-family home prices range from $60,000 to $120,000. The major industry in Apopka is agriculture. Because of Apopka's affordable housing and its convenient location on the axis of two main roads, Route 4 and State Road 436, many residents work in downtown Orlando. However, while the property is located approximately 20 miles outside Orlando and its major theme parks, including Walt Disney World, it doesn't significantly benefit from the tourism trade.

     In general, the retail environment was turbulent in 1995. Total retail sales for 1995 were up only 3%; apparel sales were down. The Christmas season proved to be very weak for many retailers. The 1995 retail market has been affected by an over-supply of space combined with cautious consumer behavior. Retail bankruptcies in general, and for apparel companies in particular, are showing big increases. Most retailers have moved to value pricing, although most have not made the transition profitably. Leasing decisions for both retailers and shopping center owners have been postponed because of mergers, acquisitions, reformatting, bankruptcy, and management reorganizations. The cost to attract quality tenants continues to escalate at three times the inflation rate. Effective rents, after tenant improvement amortization, have decreased for virtually all retail product types. Current trends suggest a future drop in the total demand for retail space and an intense competition for the consumer's dollar. Poorly conceived retail centers will close or adopt alternative uses with the stronger, more dominant centers capturing a greater market share and better financial performance. All successful retailers and retail sites will offer a high-grade blend of goods and services at value prices. Retailers will be attempting to achieve success by efficiencies in distribution, inventory control, better use of technology and better management.

     Piedmont's submarket changed very little in 1995. Strip centers, in particular, remained overbuilt with approximately 1.6 million square feet of retail space housed in twenty-one centers, twelve of which are anchored by two or more tenants. The strip center market had a 20% vacancy rate for unanchored centers and a 15% vacancy rate for anchored centers. Piedmont was 95% occupied at year end, ahead of the market. Due to the overbuilt conditions, rental rates remained flat at approximately $6 per square foot for unanchored space to $10 to $13 per square foot for anchored facilities. Pass through costs averaged $2.75 per square foot. Piedmont was in line with the market at $6 to $8 per square foot for space in the back of the center to $9 to $12 per square foot in the more visible and easily accessed areas. Concessions of one month free rent per lease year were the norm. There was no new construction in 1995 and none is planned for the next two years.

     Overlook Apartments is located in Scottsdale, Arizona, approximately 20 miles outside downtown Phoenix. During 1995, Phoenix enjoyed continued in-migration trends with the addition of approximately 50,000 residents and 20,000 new jobs. Scottsdale saw its population grow by 5% in 1995, and this trend is expected to continue through the end of the decade. Unemployment was under 3% in 1995, one of the lowest in the nation. Job growth in 1995 was strong, particularly in the service sector, retail trade and the financial industry. The tourism industry was also a major contributor to the local economy during the year. Scottsdale remains targeted as a "hot spot" for development, particularly for single-family residential communities. The median income in Scottsdale approaches $50,000 and new homes in this upscale market range from approximately $90,000 to $300,000.

     The North Scottsdale apartment submarket, which contains approximately 7,300 units, expects an additional 1,300 to come online in 1996. The Adobe Ranch submarket, in which Overlook directly competes, contains 1,446 units, 218 of which came online in 1995. This market consists of six luxury apartment complexes and is extremely competitive. During 1996, an additional 534 units are scheduled to be added to the Adobe submarket. The average rent at Overlook during the year was $573 per month, slightly ahead of the competition. The addition of new units in the North Scottsdale market does not compete directly with Overlook, but will keep rental rates increases at approximately 3% over the coming year and continue to encourage the use of concessions through the end of 1996. The rent growth continues to be possible as a result of the upscale new apartment inventory creating a high rental base for the area. While other complexes offer a wider range of amenities, Overlook competes within its market through its desirable location with mountain views, excellent on-site service, and professionally landscaped grounds. During 1995, the property had average occupancy of 96%, slightly below the prior year but in line with the market.

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

     The following list details gross revenues for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1993, 1994 and 1995. Excluded from this calculation is the joint venture partner's share of the gross revenues of the Westford joint venture. In each year, interest income accounted for the balance of gross revenues.

                                                                           1993                    1994                     1995
                                                                           ----                    ----                     ----

1.   Woodlands Tech Center
     St. Louis, MO                                                          21%                     17%                      16%

2.   Westford Corporate Center
     Westford, MA                                                           22%                     24%                      27%

3.   Piedmont Plaza Shopping Center
     Apopka, FL                                                             23%                     26%                      23%

4.   Overlook Apartments
     Scottsdale, AZ                                                         33%                     31%                      31%


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

     Woodlands Tech Center is a single-story suburban office/warehouse located in West St. Louis County. The building was completed in 1986 and purchased by the Partnership on July 3, 1986. The 7.6 acre site contains a net leasable area of approximately 97,383 square feet. The space layout includes up to 24 suites (which may be combined) ranging in size from 2,521 to 16,848 square feet. Ceiling heights are 8'6" in the office space and 12' in the service center space. All spaces are served by either a dock high or grade level track door. The spaces have separate HVAC units and are fully sprinklered.


     The following table provides information on tenants that occupy ten percent or more of Woodland Tech Center's net leasable area:
====================================================================================================================================
        TENANT               SQUARE          PRINCIPAL         BASE RENT PER         LEASE           RENEWAL            OTHER
                            FOOTAGE          BUSINESS              ANNUM             DATES            OPTION         INFORMATION
====================================================================================================================================
1.   Honeywell, Inc.           16,848        Computer            $153,864           01/01/91-           --                --
                                             Manufacturer                           08/31/97
------------------------------------------------------------------------------------------------------------------------------------
2.   ALTECH of                 10,069        Computer             $67,968           02/01/93-        1, 1 year            --
     Ladue, Inc.                             Sales/Leasing                          01/31/96         ext. option
====================================================================================================================================


     The following  table  provides  lease  expiration  information  relative to
Woodlands Tech Center:
===============================================================================================================
      YEAR            NUMBER OF LEASES       SQUARE FOOTAGE       ANNUALIZED BASE       PERCENTAGE OF TOTAL
                          EXPIRING                                      RENT              ANNUALIZED BASE
                                                                                                RENT
---------------------------------------------------------------------------------------------------------------
      1996                        6               36,303               $274,296                  39%
---------------------------------------------------------------------------------------------------------------
      1997                        3               28,725               $229,296                  32%
---------------------------------------------------------------------------------------------------------------

      1998                        4               13,297               $114,552                  16%
---------------------------------------------------------------------------------------------------------------
      1999                        2                7,976                $60,372                   9%
---------------------------------------------------------------------------------------------------------------
      2000                        1                3,560                $28,476                   4%
===============================================================================================================

     The Westford property consists of two 2-story R&D/office buildings containing 163,247 square feet of net rentable area (81,623 square feet each). The property is located in Westford, Massachusetts, at the interchange of Boston Road and Interstate 495. The construction consists of steel frame with an exterior masonry finish. Each building has features that include sprinklers, variable air volume HVAC, two passenger elevators and security systems.


     The following table provides information on tenants that occupy ten percent or more of Westford Corporate Center's net leasable area:
===================================================================================================================================
        TENANT               SQUARE           PRINCIPAL          BASE RENT          LEASE            RENEWAL            OTHER
                            FOOTAGE           BUSINESS           PER ANNUM          DATES            OPTION          INFORMATION
-----------------------------------------------------------------------------------------------------------------------------------
1.   Cascade                 81,615        Communications         $486,535        10/01/93-       1, 3 year ext.            --
     Communication                                                                03/31/99        option
     Corporation
-----------------------------------------------------------------------------------------------------------------------------------
2.   Sentry                  81,632           Insurance           $938,768        03/27/92-       1, 5 year ext.            --
     Insurance                                                                    03/26/99        option
===================================================================================================================================

     The following  table  provides  lease  expiration  information  relative to
Westford Corporate Center:
===================================================================================================================
      YEAR            NUMBER OF LEASES       SQUARE FOOTAGE       ANNUALIZED BASE         PERCENTAGE OF TOTAL
                          EXPIRING                                      RENT              ANNUALIZED BASE RENT
-------------------------------------------------------------------------------------------------------------------
      1999                        2              163,247             $1,425,303                    100%
===================================================================================================================


     Piedmont Plaza is a one level, two-anchor, neighborhood strip shopping center built in 1985. One anchor, Albertson's Supermarket, owns their store and parking and is not a tenant. Small shop square footage ratio to total center is 27% (38% of owned gross leasable area). The property contains net leasable area of 150,700 square feet. The property is located in Apopka, Florida, in northwest Orange County, on a major commuter route (Semoran Boulevard) but with limited visibility of small shop space from the main road. There is also an additional enclosed area created for the Builder's Square garden center and lumber yard.


     The following table provides information on tenants that occupy ten percent or more of Piedmont Plaza's net leasable area:
===================================================================================================================================
        TENANT               SQUARE          PRINCIPAL         BASE RENT PER         LEASE           RENEWAL            OTHER
                            FOOTAGE          BUSINESS              ANNUM             DATES            OPTION         INFORMATION
===================================================================================================================================
1. Builder's Square         107,400          Home                $590,700          09/01/92-       10, 5 year         Percentage
                                             Improvement                           08/31/12        ext. options       rent
                                             Retailer
===================================================================================================================================

     The following  table  provides  lease  expiration  information  relative to
Piedmont Plaza:
=================================================================================================================
      YEAR            NUMBER OF LEASES       SQUARE FOOTAGE       ANNUALIZED BASE        PERCENTAGE OF TOTAL
                          EXPIRING                                      RENT             ANNUALIZED BASE RENT
-----------------------------------------------------------------------------------------------------------------
      1996                      4                17,800                $94,379                        11%
-----------------------------------------------------------------------------------------------------------------
      1997                      2                 3,350                $28,743                         3%
-----------------------------------------------------------------------------------------------------------------
      1998                      2                 2,400                $24,144                         3%
-----------------------------------------------------------------------------------------------------------------
      1999                      3                 5,350                $64,780                         7%
-----------------------------------------------------------------------------------------------------------------
   Thereafter                   4               114,100               $679,800                        76%
=================================================================================================================


     The following table compares  approximate  occupancy  levels by quarter for the Partnership's investment properties during 1991, 1992, 1993, 1994 and 1995:
========================================================================================================================
                      WOODLANDS TECH               WESTFORD               PIEDMONT PLAZA               OVERLOOK
                          CENTER               CORPORATE CENTER           SHOPPING CENTER             APARTMENTS
                       ST. LOUIS, MO           WESTFORD, MA (A)             APOPKA, FL              SCOTTSDALE, AZ
========================================================================================================================

     1991
-----------------
AT 03/31                    76%                       10%                       27%                      89%

AT 06/30                    76%                       10%                       25%                      90%

AT 09/30                    74%                       10%                       25%                      98%

AT 12/31                    82%                       10%                       19%                      94%
------------------------------------------------------------------------------------------------------------------------
     1992
-----------------
AT 03/31                    82%                       60%                       16%                      95%

AT 06/30                    85%                       60%                       17%                      92%

AT 09/30                    85%                       60%                       87%                      90%

AT 12/31                    90%                       60%                       89%                      98%
------------------------------------------------------------------------------------------------------------------------
     1993
-----------------
AT 03/31                   100%                       60%                       91%                      99%

AT 06/30                   100%                       60%                       91%                      91%

AT 09/30                   100%                       60%                       91%                      96%

AT 12/31                    95%                       75%                       92%                      99%
------------------------------------------------------------------------------------------------------------------------
     1994
-----------------
AT 03/31                    95%                       75%                       92%                      99%

AT 06/30                   100%                       85%                       94%                      97%

AT 09/30                    94%                      100%                       93%                      99%

AT 12/31                    94%                      100%                       95%                      98%
------------------------------------------------------------------------------------------------------------------------

     1995
-----------------

AT 03/31                    94%                      100%                       95%                      98%

AT 06/30                    96%                      100%                       95%                      93%

AT 09/30                    96%                      100%                       95%                      97%

AT 12/31                    92%                      100%                       95%                      97%
========================================================================================================================

(a) See the notes to Consolidated Financial Statements for a description of the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Partnership nor its properties are party to or the subject of any legal proceedings involving any material exposure.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were approximately 3,944 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

     The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If the Partnership were classified as a PTP, (i) the Partnership may be taxed as a corporation, and (ii) the passive activity rules of section 469 are applied separately with respect to items attributable to each publicly traded partnership. On November 29, 1995, the Internal Revenue Service ("IRS") issued the Final PTP Regulations under section 1.7704-1. The Final PTP Regulations are effective for the tax years beginning after December 31, 1995. However, a transition rule exists for partnerships that were engaged in an activity before December 4, 1995 and that do not add a substantial new line of business after that date. The Partnership qualifies for the transition rule and may continue to rely on Notice 88-75 for guidance through the end of 2005. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of the Partnership are not listed or quoted for trading on an established securities exchange. However, CIGNA Financial Partners ("CFP") will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if any. Frequent sales of Units utilizing these services could cause the Partnership to be deemed a PTP. The Partnership has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors.
Although such a restriction could impair the ability of investors to liquidate their investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor.

     The Partnership  declared  quarterly cash distributions to Limited Partners for 1995 and 1994 as set forth in the following table:
                                                                    Cash Distribution per Unit
                       Quarter            Date Paid                 1995                    1994
                       --------           ---------                 ----                    ----

                         1st              May 15                 $   3.45                $   3.12
                         2nd              August 15                  3.75                    3.12
                         3rd              November 15                3.75                    3.12
                         4th              February 15                3.75                    4.50
                                                                 --------                --------
                                                                 $  14.70                $  13.86
                                                                 ========                ========

(a)  Quarterly distributions are paid 45 days following the end of the calendar quarter.

     Reference is made to Item 6 for information on cash distributions paid to Limited Partners during 1995, 1994, 1993, 1992, and 1991.

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

ITEM 6.  SELECTED FINANCIAL DATA (A)

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                            DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)

                                             1995               1994                1993                1992                1991
                                             ----               ----                ----                ----                ----

Total income (b)                      $     5,174,279     $     5,019,967    $      4,289,754    $     3,462,774     $    3,102,718
Net income (loss) (c)                       1,702,991           1,244,897             954,378         (6,219,956)           (99,127)
Net income (loss) per Unit (c)                   8.43                6.16                4.72             (30.79)             (0.49)

Total assets (b)                           31,201,168          32,525,759          33,782,661         35,176,295         44,162,951

Cash distributions to Limited
 Partners (d)                               3,090,000           2,472,000           2,400,000          2,562,000          1,248,000
Cash distributions per Unit (d)                 15.45               12.36               12.00              12.81               6.24

(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes herein. Reference is made to the Notes to Consolidated Financial Statements for a description of payments to the State of Connecticut on behalf of Limited Partners. These payments are charged to Limited Partner capital accounts and have not been included as part of the above presentation.

(b) Total income excludes the venture partner's share of income and total assets exclude venture partner's equity interest. See the Notes to Consolidated Financial Statements for a description of the joint venture.

(c) Includes losses due to impairment of assets of $280,000 ($1.39 per Unit) in 1994 and $6,408,960 ($31.72 per Unit) in 1992, net of the venture partner's share.

(d) Quarterly distributions are paid and recorded in the Partnership's records as distributions 45 days following the close of the calendar quarter.

                                                                 12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On February 4, 1986, the Partnership commenced an offering of $35,000,000 (subject to increase up to $50,000,000) of limited partnership interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on December 1, 1987 and a total of 200,000 Units were issued by the Partnership and assigned to the public at $250 per interest. Subsequent to the termination of the offering, no Unit Holder has made any additional capital contribution. The Partnership does not expect to seek additional capital contributions.

     After deducting selling expenses and other offering costs, the Partnership had $45,463,209 with which to make investments in real property, to pay other costs related to such investments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 herein. Acquisition fees to affiliates in the amount of $2,500,000 will be paid from adjusted cash from operations after priority distributions to limited partners, or if necessary, from cash from sale proceeds. To date, no such fees have been paid and the General Partner expects payment to be made as properties are sold. The Partnership did not incur any mortgage debt in connection with the acquisition of the properties. The Partnership does not intend to incur mortgage indebtedness at any time during the term of the Partnership.

     At December 31, 1995, the Partnership's cash and cash equivalents, excluding the joint venture's cash and cash equivalents, totalled $2,171,567. The Partnership's share of cash and cash equivalents from the Westford Office Venture was $780,548. Cash and cash equivalents were available for working capital requirements, cash reserves, and distributions to Limited Partners. Reference is made to Item 5 for information on cash distributions to Limited Partners for 1995. Cash distributions for 1995 reflected the Partnership's actual cash from operations after capital improvements, leasing commissions, Partnership expenses and adjustments to cash reserves. The Partnership expects to continue its practice of making quarterly cash distributions. Distributable cash from operations is subject to changes in cash reserves for liabilities or leasing risk. Based on property operational plans for 1996, the General Partner estimates the Partnership will produce positive cash flow from operations after capital improvements, leasing costs and Partnership expenses.

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate. Reference is made to Item 2 for information on the properties' significant tenants and lease expirations.

     Subsequent to the opening of Piedmont Plaza's new anchor's store in the third quarter of 1992, Piedmont has achieved a stabilized occupancy in the 95% range. As of December 31, 1994, the property's net operating income had also stabilized as a result of the new anchor, Builder's Square. The Builder's Square lease carries a guarantee from its corporate parent, K-Mart. The property continued to maintain a 95% occupancy throughout 1995, with minimal leasing activity and capital costs. In 1993, it was determined that the Partnership would realize the maximum value of Piedmont Plaza with a sale after income stabilization. During the third quarter of 1995, CII marketed Piedmont Plaza for sale. The marketing effort produced some offers, one of which the Partnership elected to pursue. After a due diligence period, the potential purchaser declined to continue with the purchase. CII revisited the other offers, none of which proceeded beyond a letter of intent. Real estate investors have turned very cautious toward K-Mart and retail in general as many retailers are working through financial difficulties, consolidations, or changes in operating philosophies. The Partnership and CII intend to re-evaluate the property's sales price and to continue to pursue a sale if the anticipated realizable sales value is equivalent or greater than the estimated remaining economic benefits of continued ownership over a relatively short holding period. For 1996, no significant leasing activity is planned, and capital improvements and leasing costs are estimated to be minimal.

     Westford Corporate Center is owned by a joint venture partnership in which the Partnership owns a 73.92% equity investment. Adjusted cash from operations at Westford Corporate Center for 1995 was $1,155,000 ($854,000 attributable to the Partnership's interest) after capital expenditures of $44,000. During the year one of the two existing tenants expanded into space vacated by a former tenant. The property remains at 100% occupancy. Cash flow from operations in 1996 is expected to be similar to 1995, with no capital expenditures planned. A sale of the Westford property, 73.92% owned through a joint venture, may be held off until the existing tenants' leases reach expiration and are renewed or the space is leased to new tenants in 1999 or 2000.

     Adjusted cash from operations at Woodlands Tech for 1995 was $465,000 after capital improvements and leasing commissions of $93,000. The property began 1995 with physical occupancy of 94%, and by May 31, 1995, had obtained 100% physical occupancy. During June 1995, a tenant representing 3,854 square feet vacated early, paying a $22,000 termination fee. In November, an existing tenant which had expanded in April, decided to vacate the expansion space and agreed to a termination fee $16,455. In December, a new tenant took occupancy of approximately 3,700 square feet. The property ended the year with physical occupancy of 92%. Leasing exposure for 1996 totals 36,303 square feet or 37% of the net leasable area, of which 8,165 square feet is expected to be renewed (22% of the 1996 exposure). The property has planned new leasing in 1996 totalling 17,591 square feet, or 49% of the 1996 exposure. Leasing costs for the new lease in December 1995 and expected 1996 leasing activity have been estimated to be approximately $267,000, to be funded by cash flow from operations. Leasing exposure for 1997, currently 28,725 square feet representing 29% of the net leasable area, also presents a challenge. Leasing activity for 1996 and 1997 is not expected to require capital beyond the funding provided by cash flow from operations. The Partnership's long term strategy includes a sale in approximately three years after the property's operations have been stabilized from the 1996 and 1997 leasing activity.

     Overlook has provided consistently strong results for the Partnership throughout 1995. Adjusted cash from operations for 1995 totalled approximately $987,000 after $16,000 of capital improvements. The market in which Overlook operates has continued to add new upscale apartments to the inventory, creating a high rental base for the area and allowing the property to raise rates again during 1995. Rental rates will continue to edge up in 1996 as renewals and turnover occur. The Partnership's strategy for the property includes a holding period of approximately three years.

RESULTS OF OPERATIONS

     Partnership net operating income, (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) inclusive of the venture partner's share of Venture, increased in 1995 to approximately $3,449,000 compared to approximately $3,288,000 in 1994. Continued strong occupancy at Piedmont and Westford and modest rent increases at Overlook more than offset decreased rental income at Woodlands Tech Center.

     At Piedmont Plaza, net operating income decreased approximately $130,000 as 1994 included a $100,000 bankruptcy claim settlement from the former anchor tenant. In addition, the property collected disputed expense recoveries in 1994 from the anchor tenant relating to 1992 and 1993. The decrease is partially offset by slightly higher occupancy in 1995.

     A tenant at Westford Corporate Center expanded in April and September of 1994. As a result, Westford's net operating income increased approximately $248,000 for 1995 versus 1994.

     At Woodlands Tech Center net operating income increased approximately $6,000 in 1995. Slight decreases in occupancy and rental rates were more than offset by approximately $13,000 of 1993 and 1994 property tax refunds received in 1995.

     Increased revenues at Overlook Apartments, due to higher rental rates in 1995, were partially offset by a rise in expenses for property taxes, insurance, carpet replacements and pest control service. The result was an approximate

$9,000 increase in net operating income in 1995 as compared to 1994.

     The balance of the increase in Partnership net operating income for 1995 was due primarily to increased interest income due to increased rates.

RESULTS - 1995 COMPARED WITH 1994

     Base rental income increased approximately $238,000 for the year ended December 31, 1995, as compared with 1994. Slightly higher occupancy at Piedmont Plaza led to an increase in rental income of approximately $37,000. At Westford Corporate Center, rent from a tenant's expansions in April and September of 1994 largely contributed to the approximate $139,000 increase. Rental income at Overlook Apartments increased approximately $69,000 as a result of modest rental rate increases. Tenant turnover has resulted in an approximate $7,000 decrease in rental income at Woodlands Tech.

     Other income decreased approximately $74,000 for the year ended December 31, 1995, as compared to 1994. Piedmont reported a $156,000 decrease as 1994 included a bankruptcy claim settlement from the former anchor tenant. In addition, Piedmont collected expense recoveries in 1994 from the current anchor tenant for 1992 and 1993. At Westford, a tenant's expansion led to additional expense recovery income of approximately $87,000 for the year.

     Interest income increased for the year ended December 31, 1995, as compared to 1994, due to an increase in interest rates on short term investments.

     Overall, property operating expenses increased for the year ended December 31, 1995, as compared to 1994. Insurance costs for each of the properties rose slightly in 1995 over 1994. Repairs and maintenance expense increased at Piedmont Plaza as a result of an exterior painting project, and at Overlook Apartments due to a greater number of carpet replacements and expanded pest control service. Westford's expenses dropped as less was spent on snowplowing and elevator repairs. Expense savings at Westford were partially offset by an increase in management fees (earned as a percentage of collected revenues). An increase in property taxes at Overlook was offset by decreases at Westford
(reduced assessment) and Woodlands Tech (1993 and 1994 tax refunds recorded in 1995).

     The decrease in general and administrative expenses for the year ended December 31, 1995, as compared with the previous year, was primarily the result of a second quarter 1994 agreement with Piedmont's anchor tenant for the reimbursement of sales tax paid by the Partnership on rental income. The reimbursement received from the tenant was netted directly against the sales tax payment, which had been previously recorded as general and administrative expense.

     The increase in provision for doubtful accounts was primarily related to the collectibility of expense reimbursements from the anchor tenant of Piedmont Plaza.

     The joint venture operations improved for the year ended December 31, 1995, as compared with 1994, due to a tenant's expansions in the second and third quarters of 1994.

     The decrease in depreciation and amortization for the year ended December 31, 1995, as compared with 1994, was due to the expiration of useful lives of certain assets at Woodlands Tech, Piedmont and Overlook in 1995 and accelerated depreciation and amortization associated with vacated tenants at Woodlands Tech in 1994. The decrease was partially offset by additional depreciation from tenant improvements and leasing commissions associated with a 1994 tenant expansion at Westford.


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

     In 1994 the Partnership recorded an impairment loss relative to Piedmont Plaza due to estimated future cash flow declines reflecting a change in the estimated holding period.

     The joint venture operations improved for the year ended December 31, 1994, as compared with 1993, due to a new tenant taking occupancy in the fourth quarter of 1993 and its subsequent expansions in the second and third quarters of 1994.

INFLATION

     With inflation at a low rate during 1995, 1994 and 1993, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE


                                                                INDEX
                                                                                                                               PAGE

Report of Independent Accountants                                                                                               19
Financial Statements:
     Consolidated Balance Sheets, December 31, 1995 and 1994                                                                    20
     Consolidated Statements of Operations, For the Years Ended December 31, 1995, 1994 and 1993                                21
     Consolidated Statements of Partners' Capital, For the Years Ended December 31, 1995, 1994 and 1993                         22
     Consolidated Statements of Cash Flows, For the Years Ended December 31, 1995, 1994 and 1993                                23
     Notes to Financial Statements                                                                                              24

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1995                                                          31


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
CIGNA Income Realty-I Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CIGNA Income Realty-I Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Hartford, Connecticut
February 16, 1996

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                     CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31, 1995 AND 1994
                                                               ASSETS                    1995                      1994
                                                               ------                    ----                      ----

Property and improvements, at cost:
     Land and improvements                                                        $     9,552,353           $     9,492,296
     Buildings                                                                         27,323,577                27,310,597
     Tenant improvements                                                                5,257,538                 5,168,282
     Furniture and fixtures                                                               820,904                   820,904
                                                                                  ---------------           ---------------
                                                                                       42,954,372                42,792,079
     Less accumulated depreciation                                                     13,104,206                11,635,309
                                                                                  ---------------           ---------------
              Net property and improvements                                            29,850,166                31,156,770

Cash and cash equivalents                                                               3,227,503                 3,404,809
Accounts receivable (net of allowance of $15,158 in
 1995 and $725 in 1994)                                                                   300,941                   375,506
Prepaid expenses and other assets                                                           9,760                    20,614
Deferred charges, net                                                                     492,190                   611,084
                                                                                  ---------------           ---------------
              Total                                                               $    33,880,560           $    35,568,783
                                                                                  ===============           ===============

                                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued expenses (including $24,532
      in 1995 and $20,526 in 1994 due to affiliates)                              $       261,013           $       211,187
     Tenant security deposits                                                             113,188                   108,426
     Unearned income                                                                       25,032                    14,252
     Deferred acquisition fees due to affiliates                                        2,500,000                 2,500,000
                                                                                  ---------------           ---------------
              Total liabilities                                                         2,899,233                 2,833,865
                                                                                  ---------------           ---------------

Venture partner's equity in joint venture                                               2,679,392                 3,043,024
                                                                                  ---------------           ---------------

Partners' capital:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             42,670                    25,640
                                                                                  ---------------           ---------------
                                                                                           43,670                    26,640
                                                                                  ---------------           ---------------
     Limited partners (200,000 Units):
         Capital contributions, net of offering costs                                  45,463,209                45,463,209
         Cumulative net income                                                          4,224,350                 2,538,389
         Cumulative cash distributions                                                (21,429,294)              (18,336,344)
                                                                                  ---------------           ---------------
                                                                                       28,258,265                29,665,254
                                                                                  ---------------           ---------------
              Total partners' capital                                                  28,301,935                29,691,894
                                                                                  ---------------           ---------------
              Total                                                               $    33,880,560           $    35,568,783
                                                                                  ===============           ===============


                      The  Notes to  Consolidated  Financial  Statements  are an
                                integral part of these statements.

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

Income:
     Base rental income                                              $   4,632,760           $   4,394,632           $   4,054,590
     Other income                                                          869,720                 943,355                 479,468
     Interest income                                                       170,263                 121,905                  89,689
                                                                     -------------           -------------           -------------
                                                                         5,672,743               5,459,892               4,623,747
                                                                     -------------           -------------           -------------

Expenses:
     Property operating expenses                                         1,619,142               1,588,395               1,484,361
     General and administrative                                            395,160                 419,267                 427,975
     Fees and reimbursements to affiliates                                 189,643                 161,006                 154,472
     Provision for doubtful accounts                                        19,412                   3,519                  13,794
     Depreciation and amortization                                       1,588,427               1,660,381               1,568,450
     Loss due to impairment of assets                                           --                 280,000                      --
                                                                     -------------           -------------           -------------
                                                                         3,811,784               4,112,568               3,649,052
                                                                     -------------           -------------           -------------

         Income inclusive of venture
          partner's share of venture operations                          1,860,959               1,347,324                 974,695

     Venture partner's share of venture income                            (157,968)               (102,427)                (20,317)
                                                                     -------------           --------------          -------------

         Net income                                                  $   1,702,991           $   1,244,897           $     954,378
                                                                     =============           =============           =============


Net income:
     General Partner                                                 $      17,030           $      12,449           $       9,544
     Limited partners                                                    1,685,961               1,232,448                 944,834
                                                                     -------------           -------------           -------------
                                                                     $   1,702,991           $   1,244,897           $     954,378
                                                                     =============           =============           =============

Net income per Unit                                                  $        8.43           $        6.16           $        4.72
                                                                     =============           =============           =============

Cash distributions per Unit                                          $       15.46           $       12.37           $       12.01
                                                                     =============           =============           =============








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

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                          General                 Limited
                                                                          Partner                Partners                   Total



Balance at December 31, 1992                                           $     4,647          $   32,363,554          $   32,368,201

Cash distributions                                                            --                (2,401,552)             (2,401,552)

Net income                                                                   9,544                 944,834                 954,378
                                                                       -----------          --------------          --------------

Balance at December 31, 1993                                                14,191              30,906,836              30,921,027

Cash distributions                                                              --              (2,474,030)             (2,474,030)

Net income                                                                  12,449               1,232,448               1,244,897
                                                                       -----------          --------------          --------------

Balance at December 31, 1994                                                26,640              29,665,254              29,691,894

Cash distributions                                                              --              (3,092,950)             (3,092,950)

Net income                                                                  17,030               1,685,961               1,702,991
                                                                       -----------          --------------          --------------

Balance at December 31, 1995                                           $    43,670          $   28,258,265          $   28,301,935
                                                                       ===========          ==============          ==============
















                      The  Notes to  Consolidated  Financial  Statements  are an
                                  integral part of these statements.

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

Cash flows from operating activities:
     Net income                                                    $     1,702,991          $    1,244,897          $      954,378
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                              19,877                  30,682                   5,588
         Provision for doubtful accounts                                    19,412                   3,519                  13,794
         Depreciation and amortization                                   1,588,427               1,660,381               1,568,450
         Loss due to impairment of assets                                       --                 280,000                      --
         Venture partner's share of venture's operations                   157,968                 102,427                  20,317
         Accounts receivable                                                55,153                 (62,328)               (157,448)
         Accounts payable and accrued expenses                              31,124                 (13,283)                  5,309
         Other, net                                                         26,396                   3,713                  39,403
                                                                   ---------------          --------------          --------------
              Net cash provided by operating activities                  3,601,348               3,250,008               2,449,791
                                                                   ---------------          --------------          --------------

Cash flows from investing activities:
     Distribution to joint venture partner                                (521,600)                     --                      --
     Purchases of property and improvements                               (144,511)               (330,303)               (288,267)
     Payment of leasing commissions                                        (20,513)                (90,862)                (73,314)
                                                                   ---------------          --------------          --------------
              Net cash used in investing activities                       (686,624)               (421,165)               (361,581)
                                                                   ---------------          --------------          --------------

Cash flows from financing activities:
     Cash distributions to limited partners                             (3,092,030)             (2,473,552)             (2,403,507)
                                                                   ---------------          --------------          --------------

Net increase (decrease) in cash and cash equivalents                      (177,306)                355,291                (315,297)
Cash and cash equivalents, beginning of year                             3,404,809               3,049,518               3,364,815
                                                                   ---------------          --------------          --------------
Cash and cash equivalents, end of year                             $     3,227,503          $    3,404,809          $    3,049,518
                                                                   ===============          ==============          ==============

Supplemental disclosure of non-cash information:
     Accrued purchase of property and improvements                 $        17,782          $           --          $       31,225
                                                                   ===============          ==============          ==============











                      The  Notes to  Consolidated  Financial  Statements  are an
                                  integral part of these statements.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF ACCOUNTING

     The General Partner of CIGNA Income Realty-I Limited Partnership (the "Partnership") is CIGNA Realty Resources, Inc.-Tenth (the "General Partner"), an indirect wholly owned subsidiary of CIGNA Corporation. The Partnership is a Delaware limited partnership which owns and operates three commercial properties (including one owned through a joint venture) located in Missouri, Massachusetts and Florida, and one residential property located in Arizona.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Westford Office Venture. The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting purposes and are adjusted for federal income tax reporting. The net effects of the adjustments as of December 31, 1995, 1994 and 1993, principally relating to the classification of syndication costs, impairment losses and differences in depreciation methods, are summarized as follows:

                                        1995                                 1994                               1993
                                        ----                                 ----                               ----
                               Financial           Tax            Financial             Tax          Financial             Tax
                               Reporting        Reporting         Reporting          Reporting       Reporting          Reporting

Total assets              $   33,880,560    $   43,233,774    $    35,568,783    $    44,459,133  $    36,723,258   $    45,291,922
Partners' capital:
   General Partner                43,670           120,103             26,640            101,973           14,191            85,261
   Limited partners           28,258,265        40,233,704         29,665,254         41,531,782       30,906,836        42,351,326
Net income (a):
   General Partner                17,030            18,130             12,449             16,712            9,544            10,184
   Limited partners            1,685,961         1,794,872          1,232,448          1,654,486          944,834         1,008,241
Net income (loss)                   8.43            15.18-               6.16             14.59-             4.72            11.43-
 per Unit(a)(b)                                        .52                                  (.34)                             (3.64)

(a) Included in 1994 is $280,000 ($1.39 per Unit) of losses due to impairment of assets for financial reporting.

(b) For tax reporting only, all depreciation is allocated 1% to the General Partner and 99% to the taxable limited partners in accordance with the Partnership Agreement. The two amounts on a per Unit basis presented for 1995, 1994 and 1993 for tax reporting represent the differing allocations to nontaxable and taxable limited partners.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) PROPERTY AND IMPROVEMENTS: Property and improvements are recorded at cost less accumulated depreciation. The cost represents the initial purchase price, subsequent capitalized costs and adjustments, including certain acquisition expenses and impairment losses. Amounts received under master lease agreements from the sellers of the properties have been treated as a reduction of purchase price. Payments to the seller of the Woodlands Tech Center under an earnout provision have been treated as an increase in purchase price.

       Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the real property (15 to 39 years), tangible personal property (7 years) and tenant improvements (respective lease terms). Maintenance and repair expenses are charged to operations as incurred.

       As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, are compared to the net book value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed other than temporary, an impairment loss is recorded.

       In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). Under the Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying value of the asset. If an impairment exists, the Statement requires a writedown to fair value. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership will adopt this Statement in the first quarter of 1996; the effect on the Partnership's results of operations, liquidity and financial condition can not be estimated.

B) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

C) DEFERRED CHARGES: Deferred charges consist of leasing commissions and rental concessions that are being amortized using the straight-line method over the respective lease terms.

D) PARTNERS' CAPITAL: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

E) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

F) BASIS OF PRESENTATIONS: Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation.

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

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



   During 1995, the Partnership attempted to sell its shopping center property, Piedmont Plaza. After a marketing period and the completion of due diligence by potential buyers, the Partnership did not sell the property. The Partnership is currently reevaluating Piedmont Plaza's sale strategy and, therefore, the property's sale status is uncertain as of December 31, 1995.

   With respect to the Partnership's accounting policy for impairment of assets, the Partnership recognized impairment of asset losses in 1994 and 1992. In 1994, the Partnership recorded an impairment of $280,000 relative to Piedmont Plaza due to a reduction in the estimated holding period. In 1992, the Partnership recorded impairments of $3,600,000 and $3,800,000 relative to Piedmont Plaza and Westford Corporate Center, respectively. At Piedmont, estimated future cash flows declined reflecting changes in estimated potential revenue from future leasing. As a result of the oversupply of space and the continued downward pressure on rental rates in the market which Piedmont operates, expected future rental rates would be renewed and/or renegotiated at lower rates. At Westford, the estimated holding period was reduced.

4.     DEFERRED CHARGES

   Deferred charges at December 31, 1995 and 1994 consist of the following:
                                                                           1995                    1994
                                                                           ----                    ----

     Deferred leasing commissions                                    $   1,059,008           $   1,038,495
     Accumulated amortization                                             (604,402)               (484,872)
                                                                     -------------           -------------
                                                                           454,606                 553,623
     Deferred rent credits                                                  37,584                  57,461
                                                                     -------------           -------------
                                                                     $     492,190           $     611,084
                                                                     =============           =============

5.   VENTURE AGREEMENTS

     The Partnership acquired a 73.92% interest in the Westford Office Venture (the "Venture"), which owns the Westford Corporate Center in Westford, Massachusetts. The remaining equity interest in the Venture is held by Connecticut General Equity Properties-I Limited Partnership, an affiliated limited partnership.

     Summary financial information for the Venture as of and for the years ended
December 31, 1995, 1994 and 1993 follows:
                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

         Total assets                                             $     11,280,276        $     12,671,892         $    12,343,992
         Total liabilities                                                 751,999                 749,320                 814,161

         Total income                                                    1,911,290               1,686,829               1,280,650
         Net income                                                        605,705                 392,741                  77,904

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

     The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $1,478,400. No distributions were made by the Venture in 1994 or 1993.

6.   LEASES

     All of the commercial properties have leases currently in effect which have been accounted for as operating leases. The majority have terms which range from three to five years. Following is a schedule of minimum annual future rentals based upon non-cancelable leases currently in effect, assuming no exercise of tenant renewal options.

     Year ending December 31:
         1996                                                       $2,853,884
         1997                                                        2,589,842
         1998                                                        2,323,081
         1999                                                        1,128,158
         2000                                                          689,292
         Thereafter                                                  7,195,138

     Certain of the leases contain escalation and expense recapture clauses which provide that tenants will pay their pro rata share of any increases in common area maintenance, taxes and other operating expenses over base period amounts. The Partnership earned $751,338 in 1995, $807,628 in 1994 and, $367,523 in 1993 as a result of such provisions. These amounts are included in other income on the Statement of Operations.

     Generally, a portion of the net leasable area for commercial real estate properties is occupied by significant tenants (occupying ten percent or more of net leasable area). Significant tenant information for the Partnership's investment properties, including the property owned through a joint venture, is as follows: Woodlands Tech - two tenants occupy 28% of net leasable area and account for 30% of gross rental revenue; Piedmont Plaza - one tenant occupies 71% of net leasable area and accounts for 66% of gross rental revenue; Westford
- two tenants occupy 100% of the net leasable area and account for 100% of gross rental revenue. Any loss of a significant tenant could have a material adverse effect on the Partnership's results of operations. Although an uncertainty exists relative to the replacement of a tenant upon early termination, the revenue effect of an early termination of a significant tenant is tempered by the potential for termination fees, and is therefore not likely to be material to the Partnership's liquidity or financial condition.

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

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Fees and other  expenses  related to the General  Partner or its affiliates during the periods ended December 31, 1995, 1994 and 1993 are as follows:
                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

     Property management fee (a)(b)                                    $   116,633            $    109,952             $   108,042
     Printing                                                               10,609                  10,127                  12,382
     Reimbursement (at cost) for
      out of pocket expenses                                                62,401                  40,927                  34,048
                                                                       -----------            ------------             -----------
                                                                       $   189,643            $    161,006             $   154,472
                                                                       ===========            ============             ===========

(a) Does not include property management fees earned by independent property management companies of $194,007, $187,062 and $168,037 for 1995, 1994 and
     1993 respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

(b)  In 1995, 1994 and 1993, $14,577, $13,210 and $9,351, respectively, was attributable to the joint venture partner's share of the Venture.

8.   PARTNERS' CAPITAL

     During 1991, the State of Connecticut enacted income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $2,030 directly to the State of Connecticut in April 1995 for the 1994 Form CT-G Connecticut Group Income Tax Return. The Partnership also accrued the 1995 estimated payment of $2,950 as of December 31, 1995. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1995. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                           Carrying                Fair
                                                                           Amount                  Value
ASSETS:
Cash and cash equivalents                                                  $3,227,503             $3,227,503
Accounts receivable, net                                                      300,941                300,941
Other assets                                                                    9,760                  9,760


                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                            Carrying                 Fair
                                                                             Amount                  Value
LIABILITIES:
Accounts payable and accrued expenses                                   $     261,013          $     261,013
Deferred acquisition fees due to affiliates                                 2,500,000              2,028,536

The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash, Accounts receivable, Other assets, and Accounts payable and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

     Deferred acquisition fees due to affiliates: The fair value was estimated by discounting cash flows over the estimated holding periods of the investment properties using a market rate.

10.  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net income or loss before depreciation and cash distributions from operations are to be allocated 1% to the General Partner and 99% to the Limited Partners. All depreciation in each taxable year shall be allocated 1% to the General Partner and 99% to the taxable Limited Partners. Cash distributions from operations are generally allocated in the following order:

     o To the Limited Partners until each Limited Partner has received aggregate distributions in respect of the fiscal year of the Partnership equal to 6% non-cumulative and non-compounded on Adjusted Invested Capital, as defined in the Partnership Agreement;

     o To the General Partner until it has received aggregate distributions in respect of the fiscal year of the Partnership equal to 1% non-cumulative and non-compounded of the sum of all amounts distributed to the Limited Partners and all amounts received by the General Partner as described herein;

     o To the General Partner or its Affiliates in an amount equal to any subordinated fees which remain unpaid;

     o To an affiliate of the General Partner as a subordinated incentive management fee in an amount generally equal to 9% of adjusted cash from operations, but only after the Partners have received their priority distributions; and

     o With respect to the remainder, 99% to the Limited Partners and 1% to the General Partner.

     Generally net income or loss from the sale or disposition of investment properties is to be allocated in the following order:

     o To each Partner having a deficit balance in the same ratio of such balance to the aggregate balance of all Partners;

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     o To the Partners who received allocations of depreciation in the same ratio as the amount of such depreciation previously allocated;

     o To the Partners to the extent of, and in proportion to, the amount of cash distributions from sales to be received by each, other than the return of original invested capital; and

     o To the Partners in proportion to the cash from sales distributed in the return of original invested capital.

     Distributable cash from the sale or disposition of investment properties is to be generally allocated in the following order:

     o To the General Partner or its affiliates in an amount equal to any acquisition fees which remain unpaid;

     o To the Limited Partners until each Limited Partner has received aggregate distributions equal to his original invested capital;

     o To the Limited Partners until each Limited Partner has received distributions in an aggregate amount which shall be equal to a 10% per annum cumulative non-compounded return on his adjusted invested capital;

     o To an affiliate of the General Partner in payment of a subordinated disposition fee in an amount equal to the lesser of 3% of the gross sales price of the property or one-half of the normal and competitive rate charged for similar services by unaffiliated parties; and

     o With respect to the remainder, 85% to the Limited Partners and 15% to the General Partner.

11. SUBSEQUENT EVENTS

     On February 15, 1996, the Partnership paid a cash distribution of $750,000 to the limited partners.


                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP                                 SCHEDULE III
                                                   (A DELAWARE LIMITED PARTNERSHIP
                                                      AND CONSOLIDATED VENTURE)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1995



====================================================================================================================

                                                                                               Costs Capitalized
                                            Initial Cost to Partnership (A)(B)                   Subsequent to
                                                                                                Acquisition (C)
                             ---------------------------------------------------------------------------------------
                                                                                                 Land, Building
         Description             Land and Land           Buildings           Furniture and      Improvements and
                                  Improvements                                 Fixtures       Furniture & Fixtures
--------------------------------------------------------------------------------------------------------------------
Woodlands Tech Center              1,245,400           $  6,090,171       $          --           $ 1,336,051
St. Louis, MO

Westford Corporate Center (G)      3,223,875             13,759,689                  --            (2,229,002)
Westford, MA

Piedmont Plaza Shopping Center     4,367,093              6,201,165                  --            (1,282,755)
Apopka, FL

Overlook Apartments                2,932,103              6,462,901             788,608                59,073
Scottsdale, AZ
--------------------------------------------------------------------------------------------------------------------
Totals                           $11,768,471            $32,513,926           $ 788,608          $ (2,116,633)
====================================================================================================================

=====================================================================================================================


                                             Gross Amount at Which Carried at Close of Period (D)(E)
                             ----------------------------------------------------------------------------------------
         Description           Land and Land    Buildings and        Tenant        Furniture and
                                Improvements     Improvements     Improvements       Fixtures           Total
---------------------------------------------------------------------------------------------------------------------
Woodlands Tech Center            $1,245,400      $ 6,159,375        $1,266,847    $          --      $  8,671,622
St. Louis, MO

Westford Corporate Center (G)     2,546,078       10,716,382         1,492,102               --        14,754,562
Westford, MA

Piedmont Plaza Shopping Center    2,801,996        3,984,918         2,498,589               --         9,285,503
Apopka, FL

Overlook Apartments               2,958,879        6,462,902                --          820,904        10,242,685
Scottsdale, AZ
---------------------------------------------------------------------------------------------------------------------
Totals                           $9,552,353      $27,323,577        $5,257,538        $ 820,904       $42,954,372
=====================================================================================================================

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP                                 SCHEDULE III
                                                   (A DELAWARE LIMITED PARTNERSHIP
                                                      AND CONSOLIDATED VENTURE)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1995



==================================================================================================================
                                                                                               Life on Which
                                                                                           Depreciation in Latest
                            Accumulated                                                    Statement of Operations
     Description          Depreciation (F)     Date of Construction     Date Acquired           is Computed
------------------------------------------------------------------------------------------------------------------
Woodlands Tech Center         $ 3,044,027             1986                07/03/86              2-39 years
St. Louis, MO

Westford Corporate              4,726,178             1986                11/01/86              2-39 years
Center (G)
Westford, MA

Piedmont Plaza                  2,579,616             1985                05/01/87              2-39 years
Shopping Center
Apopka, FL

Overlook Apartments             2,754,385             1988                10/14/88             7-27.5 years
Scottsdale, AZ
------------------------------------------------------------------------------------------------------------------
Totals                        $13,104,206
==================================================================================================================

(A)  The cost to the  Partnership  represents the initial  purchase price of the properties  including certain acquisition fees and expenses.  In accordance with the  Partnership  Agreement,  all  properties  were  acquired  without incurring any long-term debt.
(B)  The Partnership received $516,550, $245,531, $173,232 and $371,389 from the sellers of Woodlands Tech Center, Westford Corporate Center, Piedmont Plaza
     and Overlook Apartments, respectively, under master lease agreements, which were treated as a reduction of initial cost. The Partnership  paid $308,589 under an earnout agreement with the sellers of Woodlands Tech Center, which was treated as an addition to initial cost.
(C)  Includes impairment losses in 1994 relative to Piedmont Plaza in the amount of $280,000 and in 1992 relative to Piedmont Plaza and Westford Corporate
     Center in the amounts of $3,600,000 and $3,800,000, respectively.
(D)  The aggregate cost of the real estate owned at December 31, 1995 for federal income tax purposes is $50,634,373.


(E)  Reconciliation of real estate owned:
=================================================================================================
         Description                       1995                  1994                   1993
=================================================================================================
Balance at beginning of period          $42,792,079           $42,773,001            $42,453,509

Additions during period                     162,293               299,078                319,492

Reductions during period (C)                     --             (280,000)                     --
-------------------------------------------------------------------------------------------------
Balance at end of period                $42,954,372           $42,792,079            $42,773,001
=================================================================================================


(F) Reconciliation of accumulated depreciation:
=================================================================================================
         Description                        1995                  1994                   1993
=================================================================================================
Balance at beginning of period          $11,635,309           $10,115,121             $8,652,572
Additions during period                   1,468,897             1,520,188              1,462,549
-------------------------------------------------------------------------------------------------
Balance at end of period                $13,104,206           $11,635,309            $10,115,121
=================================================================================================

(G) Includes ownership interest of the venture partner.

                                                                 32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership, CIGNA Realty Resources, Inc.-Tenth, a Delaware corporation, is an indirect, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

     The directors and executive officers of the General Partner as of February 15, 1996, are as follows:

     Name                                        Office                                          Served Since

     R. Bruce Albro                              Director                                        May 2, 1988

     David Scheinerman                           Director                                        July 25, 1995

     Philip J. Ward                              Director                                        May 2, 1988

     John D. Carey                               President, Controller                           September 7, 1993
                                                                                                 September 4, 1990

     Verne E. Blodgett                           Vice President, Counsel                         April 2, 1990

     Joseph W. Springman                         Vice President, Assistant Secretary             September 7, 1993

     David C. Kopp                               Secretary                                       September 29, 1989

     Marcy F. Blender                            Treasurer                                       August 1, 1994

     There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc.-Tenth, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc.-Tenth), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.) and Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:


                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 53, a Senior Managing Director of CIGNA Investment Management (CIM), joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.


                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 35, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $77 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 12 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.


                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 47, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of DeBartolo Realty Corporation.

                      JOHN D. CAREY - PRESIDENT, CONTROLLER

     Mr. Carey, age 32, joined CIGNA Investment Management-Real Estate as Controller of Tax Advantaged Investments in 1990. In September 1993, Mr. Carey was appointed President. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick LLP in the audit department and was a member of the Real Estate Focus Group. His experiences include accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.


                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 58, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 54, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 50, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.


                          MARCY F. BLENDER - TREASURER

     Marcy F. Blender, age 39, is Assistant Vice President, Bank Resources of CIGNA Corporation. In this capacity she is responsible for bank relationship management, bank products and services, bank compensation and control, and bank exposure management. Marcy joined Insurance Company of North America (INA) in 1979. She has held a variety of financial and investment positions with INA and later with the merged CIGNA Corporation before assuming her current responsibilities in 1992. She received a BA degree from Rutgers University and an MBA from Drexel University. She is a Certified Public Accountant.

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

     As of February 15, 1996, the individual directors, and the directors and officers as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                               Units                Shares
                                           Beneficially          Beneficially           Percent of
     Name                                    Owned(a)              Owned(b)                Class

     R. Bruce Albro (c)                           0                   6,653                   *
     David Scheinerman                            0                       0                   *
     Philip J. Ward (d)                           0                  16,491                   *

     All directors and officers
      Group (8) (e)                               0                  29,994                   *

     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 4,487 shares and 1,432 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 8,826 shares and 2,400 shares which are restricted as to disposition.
(e) Shares beneficially owned by directors and officers include 15,318 shares of CIGNA common stock which may be acquired upon exercise of stock options and 8,126 shares which are restricted as to disposition.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner of the Partnership is generally entitled to receive l% of cash distributions, subordinated to a priority distribution of 6% non-cumulative, non-compounded return to the limited partners on their adjusted invested capital and l% of profits or losses. In 1995, the General Partner received no cash distributions and a share of the Partnership's net income of $17,030. Reference is also made to the Notes to Consolidated Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10.

     CII provided asset management services to the Partnership during 1995 for the Woodlands Tech Center, Westford Corporate Center and Piedmont Plaza at fees calculated at 6% of gross revenues collected less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. For Overlook Apartments fees are calculated at 5% of gross revenues collected less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1995, CII earned asset management fees amounting to $116,633 for such services, of which $18,670 was unpaid as of December 31, 1995. Independent third party property managers earned $194,007 of management fees, of which $11,350 was unpaid as of December 31, 1995.

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

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1995, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $73,010 of which $5,863 was unpaid as of December 31, 1995.


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

                                   CIGNA INCOME REALTY-I LIMITED PARTNERSHIP


                                   By:      CIGNA Realty Resources, Inc.-Tenth,
                                            General Partner


Date:  March 26, 1996              By:      /s/   John D. Carey
                                            -------------------
                                            John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


     /s/   R. Bruce Albro                                 Date:   March 26, 1996
     ------------------------------------------
     R. Bruce Albro, Director



     /s/   David Scheinerman                              Date:   March 26, 1996
     ------------------------------------------
     David Scheinerman, Director



     /s/   Philip J. Ward                                 Date:   March 26, 1996
     ------------------------------------------
     Philip J. Ward, Director



     /s/   John D. Carey                                  Date:   March 26, 1996
     ------------------------------------------
     John D. Carey, President, Controller
     (Principal Executive Officer)
     (Principal Accounting Officer)



     /s/   Marcy F. Blender                               Date:   March 26, 1996
     ------------------------------------------
     Marcy F. Blender, Treasurer
     (Principal Financial Officer)