Form 10-Q
period 1996-03-31
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1996-05-15
CIK 784000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                (Mark One)
           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


                        Telephone Number: (860) 726-6000



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
                                                      AND CONSOLIDATED VENTURE

                                                     CONSOLIDATED BALANCE SHEETS
                                                                                      MARCH 31,                DECEMBER 31,
                                                                                        1996                       1995
                                                               ASSETS                (UNAUDITED)                 (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     9,532,510           $     9,552,353
     Buildings                                                                         27,323,577                27,323,577
     Tenant improvements                                                                5,257,538                 5,257,538
     Furniture and fixtures                                                               820,904                   820,904
                                                                                  ---------------           ---------------
                                                                                       42,934,529                42,954,372
     Less accumulated depreciation                                                     13,449,544                13,104,206
                                                                                  ---------------           ---------------
              Net property and improvements                                            29,484,985                29,850,166

Cash and cash equivalents                                                               3,323,967                 3,227,503
Accounts receivable (net of allowance of $20,674 in
  1996 and $15,158 in 1995)                                                               250,815                   300,941
Prepaid expenses and other assets                                                          22,648                     9,760
Deferred charges, net                                                                     465,245                   492,190
                                                                                  ---------------           ---------------
              Total                                                               $    33,547,660           $    33,880,560
                                                                                  ===============           ===============

                                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable (including $32,945 in 1996
      and $24,532 in 1995 due to affiliates)                                      $       297,490           $       261,013
     Tenant security deposits                                                             128,078                   113,188
     Unearned income                                                                       34,833                    25,032
     Deferred acquisition fees due to affiliates                                        2,500,000                 2,500,000
                                                                                  ---------------           ---------------
              Total liabilities                                                         2,960,401                 2,899,233
                                                                                  ---------------           ---------------

Venture partner's equity in joint venture                                               2,684,879                 2,679,392
                                                                                  ---------------           ---------------

Partners' capital:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             46,175                    42,670
                                                                                  ---------------           ---------------
                                                                                           47,175                    43,670
                                                                                  ---------------           ---------------
     Limited partners (200,000 Units):
         Capital contributions, net of offering costs                                  45,463,209                45,463,209
         Cumulative net income                                                          4,571,290                 4,224,350
         Cumulative cash distributions                                                (22,179,294)              (21,429,294)
                                                                                  ---------------           ---------------
                                                                                       27,855,205                28,258,265
                                                                                  ---------------           ---------------
              Total partners' capital                                                  27,902,380                28,301,935
                                                                                  ---------------           ---------------
              Total                                                               $    33,547,660           $    33,880,560
                                                                                  ===============           ===============

                      The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                 2


                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                             (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----
Income:
     Base rental income                                                           $     1,140,567           $     1,150,764
     Other income                                                                         184,417                   229,369
     Interest income                                                                       37,886                    42,340
                                                                                  ---------------           ---------------
                                                                                        1,362,870                 1,422,473
                                                                                  ---------------           ---------------
Expenses:
     Property operating expenses                                                          481,564                   431,819
     General and administrative                                                           105,608                    87,965
     Fees and reimbursements to affiliates                                                 46,231                    40,303
     Depreciation and amortization                                                        373,535                   404,982
                                                                                  ---------------           ---------------
                                                                                        1,006,938                   965,069
                                                                                  ---------------           ---------------

         Income inclusive of venture partner's
          share of venture operations                                                     355,932                   457,404

Venture partner's share of venture net income                                               5,487                    42,138
                                                                                  ---------------           ---------------

         Net income                                                               $       350,445           $       415,266
                                                                                  ===============           ===============


Net income:
     General Partner                                                                        3,505           $         4,153
     Limited partners                                                                     346,940                   411,113
                                                                                  ---------------           ---------------
                                                                                  $       350,445           $       415,266
                                                                                  ===============           ===============


Net income per Unit                                                               $          1.73           $          2.06
                                                                                  ===============           ===============

Cash distribution per Unit                                                        $          3.75           $          4.50
                                                                                  ===============           ===============













                      The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                 3


                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                             (Unaudited)
                                                                                        1996                       1995
                                                                                        ----                       ----

Cash flows from operating activities:
     Net income                                                                   $       350,445           $       415,266
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                                              5,298                     4,887
         Depreciation and amortization                                                    373,535                   404,982
         Venture partner's share of venture operations                                      5,487                    42,138
         Accounts receivable                                                               50,126                   114,251
         Accounts payable                                                                  54,259                   114,556
         Other, net                                                                        31,646                   (35,383)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   870,796                 1,060,697
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                               (17,782)                  (13,440)
     Payment of leasing commissions                                                        (6,550)                       --
                                                                                  ---------------           ---------------
              Net cash used in investing activities                                       (24,332)                  (13,440)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                               (750,000)                 (900,000)
                                                                                  ---------------           ---------------

Net increase in cash and cash equivalents                                                  96,464                   147,257
Cash and cash equivalents, beginning of year                                            3,227,503                 3,404,809
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     3,323,967           $     3,552,066
                                                                                  ===============           ===============

















                      The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                 4

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Readers of this quarterly report should refer to CIGNA INCOME REALTY-I LIMITED PARTNERSHIP'S ("the Partnership") audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   BASIS OF ACCOUNTING

A) BASIS OF PRESENTATION: The accompanying financial statements were prepared in accordance with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations.

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership adopted this Statement in the first quarter of 1996; there was no effect on the Partnership's results of operations, liquidity and financial condition.

C) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

2.   CONSOLIDATED JOINT VENTURE - SUMMARY INFORMATION

     The Partnership owns a 73.92% interest in the Westford Office Venture which owns the Westford Corporate Center in Westford, Massachusetts. The general partner of the Partnership's joint venture partner is an affiliate of the General Partner.

Venture operations information:                   Three Months Ended
                                                       March 31,
                                            1996                      1995

     Total income of venture               $418,573                  $498,665
     Net income of venture                  $21,037                  $161,572


Venture balance sheet information:        March 31,               December 31,
                                            1996                      1995

     Total assets                       $11,295,030               $11,280,276
     Total liabilities                     $745,716                  $751,999

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   DEFERRED CHARGES
     Deferred charges consist of the following:
                                                                                       March 31,               December 31,
                                                                                         1996                      1995

     Deferred leasing commissions                                                 $     1,065,558           $     1,059,008
     Accumulated amortization                                                            (632,599)                 (604,402)
                                                                                  ----------------          ----------------
                                                                                          432,959                   454,606
     Deferred rent credits                                                                 32,286                    37,584
                                                                                  ---------------           ---------------
                                                                                  $       465,245           $       492,190
                                                                                  ===============           ===============

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

     Other fees and expenses incurred by the Partnership  related to the General
Partner or its affiliates are as follows:

                                                                                  Three Months Ended             Unpaid at
                                                                                      March 31,                  March 31,
                                                                                      ---------                  ---------
                                                                                1996             1995              1996
                                                                                ----             ----              ----

     Property management fees (a)(b)                                     $      29,567    $       29,772    $        18,666
     Reimbursement (at costs)
      for out-of-pocket expenses                                                16,664            10,531             14,279
                                                                         -------------    --------------    ---------------
                                                                         $      46,231    $       40,303    $        32,945
                                                                         =============    ==============    ===============

(a) Included in property management fees is $3,504 and $3,675 for the three months ended March 31, 1996 and 1995, respectively, attributable to the venture partner's share of the Westford Office Venture.

(b) Does not include on-site management fees earned by independent property management companies of $51,262 and $50,482 for the three months ended March 31, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


5.   SUBSEQUENT EVENTS

     On May 15, 1996, the Partnership paid a distribution of $684,000 to the limited partners.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaling $2,092,669 and $910,175, respectively, was available for working capital requirements, cash reserves and distributions to partners. The Partnership paid the first quarter 1996 cash distribution of $684,000 or $3.42 per Unit on May 15, 1996, representative of the quarter's adjusted cash from operations, inclusive of adjustments to cash reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

     Piedmont Plaza Shopping Center produced adjusted cash from operations for the first quarter of $203,000 with no capital improvements. The Partnership plans to hold the property for the short-term to allow the retail market and K-Mart (the parent company of the property's anchor tenant) to show signs of improvement. The Partnership also plans to remain open to opportunities to sell the property if investor interest returns or if K-Mart exhibits signs of further weakening.

     At Westford Corporate Center, adjusted cash from operations for the first quarter was $208,000 ($154,000 attributable to the Partnership's interest). The property remains 100% occupied. No capital expenditures have been planned for the year. During the quarter, a portion of the 1995 capital expenditures was reimbursed by the tenants. In addition, adjustments were made to reduce other income (and the portion of account receivable representing 1995 tenant reimbursement billings) based on the final calculation of actual 1995 tenant reimbursable operating expenses. Consistent with 1995, the 1996 estimated billings for tenant expense reimbursement are based on the annual budget.

     Adjusted cash from operations at Woodlands Tech for the first quarter was $65,000 after a $50,000 addition to cash reserves for leasing costs. First quarter leasing costs totaled $4,500, with approximately $267,000 planned for the year. At March 31, 1996, the property was 82% occupied as a tenant occupying 10,069 square feet moved out during the first quarter as expected. In 1996, leases representing 37% of total space are scheduled to expire.

     For the first quarter of 1996, Overlook maintained average occupancy of 99%. Adjusted cash from operations for the first quarter totaled approximately $269,000 after a $5,000 addition to cash reserves. The market in which Overlook operates continues to expand, allowing the property to raise rates slightly on renewals. No significant changes are expected for the remainder of the year.

RESULTS OF OPERATIONS

     Rental income decreased for the three months ended March 31, 1996, as compared with the same period of 1995. A tenant vacancy during the period at Woodlands Tech and a tenant change that included a lower base rate at Westford has resulted in decreases to rental income of approximately $18,000 and $15,000, respectively. Rental income at Overlook Apartments increased approximately $20,000 as a result of modest rental rate increases.

     Other income decreased for the three months ended March 31, 1996, as compared with the same period of 1995 because of a $42,000 adjustment recorded at Westford for over billing of 1995 expense recoveries to tenants.

     Interest income decreased for the three months ended March 31, 1996, as compared with the same period of 1995, due to a slight decrease in interest rates on short term investments.

     Property operating expenses increased for the three months ended March 31, 1996, as compared with the same period of 1995. A harsh winter caused snow removal and maintenance costs to increase at both Westford and Woodlands Tech. In addition, a landscaping project that was previously capitalized was reclassed to an expense account at Westford.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Partially offsetting the rise in operating expenses was a drop in maintenance expenses at Piedmont Plaza due to a 1995 exterior painting project, and a reduction in pest control costs at Overlook Apartments.

     The increase in general and administrative expenses for the three months ended March 31, 1996, as compared with the previous year, was due to an increase in advertising at Overlook Apartments to maintain the property's competitive market position and an increase in payroll costs. Piedmont reported increases in general and administrative as the result of an increase in the provision for doubtful accounts and the sales tax clearing account.

     The increase in fees and reimbursements to affiliates for the three months ended March 31, 1996, as compared with the same period of 1995, was due to higher reimbursable expenses than the previous year.

     The decrease in depreciation and amortization for the three months ended March 31, 1996, as compared with the same period of 1995, was due to the expiration of useful lives of certain assets at Overlook Apartments, Piedmont Plaza and Woodlands Tech.

     The decrease in the venture partner's share of Venture's operation in 1996, as compared with 1995, was the result of a decrease in Westford's overall results as described herein.


                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                   (A DELAWARE LIMITED PARTNERSHIP)

                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                              OCCUPANCY

     The  following is a listing of  approximate  physical  occupancy  levels by quarter for the Partnership's investment properties:
                                                                   1995                                 1996
                                            -------------------------------------------------       -----------
                                              At 3/31      At 6/30      At 9/30     At 12/31           At 3/31
                                              -------      -------      -------     --------           -------

1.   Woodlands Tech Center
     St. Louis, Missouri                         94%          96%          96%           92%             82%

2.   Westford Corporate Center
     Westford, Massachusetts (a)                100%         100%         100%          100%            100%

3.   Piedmont Plaza Shopping Center
     Apopka, Florida                             95%          95%          95%           95%             95%

4.   Overlook Apartments
     Scottsdale, Arizona                         98%          93%          97%           97%             99%

(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.

PART II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                               By: CIGNA Realty Resources, Inc. - Tenth, General Partner



Date: May 14, 1996             By:      /s/ John D. Carey
      ------------                      -----------------
                                        John D. Carey, President and Controller
                                        (Principal Executive Officer)
                                        (Principal Accounting Officer)