Form 10-Q
period 1996-06-30
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1996-08-12
CIK 784000

- -------------------------------------------------------------------------------



- -------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (Mark One)
            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                            AND CONSOLIDATED VENTURE

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,                 DECEMBER 31,
                                                                                        1996                       1995
                                                               ASSETS                (UNAUDITED)                 (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     9,532,510           $     9,552,353
     Buildings                                                                         27,323,577                27,323,577
     Tenant improvements                                                                5,257,073                 5,257,538
     Furniture and fixtures                                                               820,904                   820,904
                                                                                  ---------------           ---------------
                                                                                       42,934,064                42,954,372
     Less accumulated depreciation                                                     13,788,632                13,104,206
                                                                                  ---------------           ---------------
              Net property and improvements                                            29,145,432                29,850,166

Cash and cash equivalents                                                               3,397,679                 3,227,503
Accounts receivable (net of allowance of $21,902 in 1996
 and $15,158 in 1995)                                                                     311,977                   300,941
Prepaid expenses and other assets                                                          34,751                     9,760
Deferred charges, net                                                                     453,592                   492,190
                                                                                  ---------------           ---------------
              Total                                                               $    33,343,431           $    33,880,560
                                                                                  ===============           ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued expenses (including $49,510
       in 1996 and $24,532 in 1995 due to affiliates)                             $       330,740           $       261,013
     Tenant security deposits                                                             119,042                   113,188
     Unearned income                                                                       25,615                    25,032
     Deferred acquisition fees due to affiliates                                        2,500,000                 2,500,000
                                                                                  ---------------           ---------------
              Total liabilities                                                         2,975,397                 2,899,233
                                                                                  ---------------           ---------------

Venture partner's equity in joint venture                                               2,719,145                 2,679,392
                                                                                  ---------------           ---------------

Partners' capital:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             50,480                    42,670
                                                                                  ---------------           ---------------
                                                                                           51,480                    43,670
                                                                                  ---------------           ---------------
     Limited partners (200,000 Units):
         Capital contributions, net of offering costs                                  45,463,209                45,463,209
         Cumulative net income                                                          4,997,494                 4,224,350
         Cumulative cash distributions                                                (22,863,294)              (21,429,294)
                                                                                  ---------------           ---------------
                                                                                       27,597,409                28,258,265
                                                                                  ---------------           ---------------
              Total partners' capital                                                  27,648,889                28,301,935
                                                                                  ---------------           ---------------
              Total                                                               $    33,343,431           $    33,880,560
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

                                                                 2


                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                                         --------                                --------
                                                                   1996             1995                  1996              1995
                                                                   ----             ----                  ----              ----
Income:
     Base rental income                                     $   1,135,463    $   1,173,687         $   2,276,030     $   2,324,451
     Other income                                                 214,932          227,966               399,349           457,335
     Interest income                                               37,784           39,635                75,670            81,975
                                                            -------------    -------------         -------------     -------------
                                                                1,388,179        1,441,288             2,751,049         2,863,761
                                                            -------------    -------------         -------------     -------------

Expenses:
     Property operating expenses                                  395,602          374,382               877,166           806,201
     General and administrative                                   109,541           98,168               215,149           186,133
     Fees and reimbursements to affiliates                         51,218           38,847                97,449            79,150
     Depreciation and amortization                                367,043          411,721               740,578           816,703
                                                            -------------    -------------         -------------     -------------
                                                                  923,404          923,118             1,930,342         1,888,187
                                                            -------------    -------------         -------------     -------------

         Income inclusive of venture
          partner's share of venture operations                   464,775          518,170               820,707           975,574

Venture partner's share of venture net income                      34,266           41,994                39,753            84,132
                                                            -------------    -------------         -------------     -------------

         Net income                                         $     430,509    $     476,176         $     780,954     $     891,442
                                                            =============    =============         =============     =============


Net income:
     General Partner                                        $       4,305    $       4,761         $       7,810     $       8,914
     Limited partners                                             426,204          471,415               773,144           882,528
                                                            -------------    -------------         -------------     -------------
                                                            $     430,509    $     476,176         $     780,954     $     891,442
                                                            =============    =============         =============     =============


Net income per Unit                                         $        2.14    $        2.35         $        3.87     $        4.41
                                                            =============    =============         =============     =============

Cash distribution per Unit                                  $        3.42    $        3.45         $        7.17     $        7.95
                                                            =============    =============         =============     =============











                      The  Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                                                                 3


                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                                        1996                       1995
                                                                                        ----                       ----
Cash flows from operating activities:
     Net income                                                                   $       780,954           $       891,442
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                                             10,596                     9,774
         Depreciation and amortization                                                    740,578                   816,703
         Venture partner's share of venture's operations                                   39,753                    84,132
         Accounts receivable                                                              (11,036)                   68,411
         Accounts payable                                                                  90,459                   140,489
         Other, net                                                                         1,754                   (12,263)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                 1,653,058                 1,998,688
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Distribution to joint venture partner                                                     --                  (521,600)
     Purchases of property and improvements                                               (17,782)                  (83,033)
     Payment of leasing commissions                                                       (28,150)                   (9,171)
                                                                                  ---------------           ---------------
              Net cash used in investing activities                                       (45,932)                 (613,804)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                             (1,436,950)               (1,592,030)
                                                                                  ---------------           ---------------


Net increase (decrease) in cash and cash equivalents                                      170,176                  (207,146)
Cash and cash equivalents, beginning of year                                            3,227,503                 3,404,809
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     3,397,679           $     3,197,663
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

     Venture operations information:                                 Three Months Ended                      Six Months Ended
                                                                         June 30,                                June 30,
                                                                         --------                                --------
                                                                   1996             1995                  1996              1995
                                                                   ----             ----                  ----              ----
     Total income of venture                                $     462,588    $     475,050         $     881,161     $     973,715
     Net income of venture                                        131,390          161,021               152,427           322,593

     Venture balance sheet information:

                                      June 30,                December 31,
                                        1996                      1995
                                        ----                      ----

     Total assets               $    11,427,803           $    11,280,276
     Total liabilities                  747,099                   751,999

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

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


3.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                                                                       June 30,                December 31,
                                                                                         1996                      1995
                                                                                         ----                      ----
     Deferred leasing commissions                                                 $     1,087,158           $     1,059,008
     Accumulated amortization                                                            (660,554)                 (604,402)
                                                                                  ---------------           ----------------
                                                                                          426,604                   454,606
     Deferred rent credits                                                                 26,988                    37,584
                                                                                  ---------------           ---------------
                                                                                  $       453,592           $       492,190
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

     Other fees and expenses incurred by the Partnership  related to the General
Partner or its affiliates are as follows:

                                                   Three Months Ended            Six Months Ended                Unpaid at
                                                        June 30,                      June 30,                   June 30,
                                                        --------                      -------                    --------
                                                 1996              1995         1996             1995              1996
                                                 ----              ----         ----             ----              ----
     Property management fees(a)(b)        $     26,727      $    29,243     $    56,294     $     59,015     $     17,627
     Reimbursement (at costs)
      for out-of-pocket expenses                 24,491            9,604          41,155           20,135           31,883
                                           ------------     -------------    -----------     ------------     ------------
                                           $     51,218      $    38,847     $    97,449     $     79,150     $     49,510
                                           ============     =============    ===========     ============     ============

(a) Included in property management fees is $3,494 and $3,738 for the three months ended June 30, 1996 and 1995 respectively, and $6,998 and $7,413 for the six months ended June 30, 1996 and 1995, respectively, attributable to the venture partner's share of the Westford Office Venture.

(b) Does not include on-site management fees earned by independent property management companies of $45,918 and $48,428 for the three months ended June 30, 1996 and 1995, respectively, and $97,180 and $98,910 for the six months ended June 30, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


5.   SUBSEQUENT EVENTS

     On August 15, 1996, the Partnership paid a distribution of $684,000 to the limited partners.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaled $1,895,525 and $1,110,392, respectively. The Partnership's cash and cash equivalents were available for working capital requirements, cash reserves and distributions to partners. The Partnership paid the first quarter cash distributions of $684,000 or $3.42 per Unit on May 15, 1996 and the second quarter cash distributions of $684,000 or $3.42 per Unit on August 15, 1996, representative of each quarter's adjusted cash from operations, inclusive of adjustments to cash reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

     Piedmont Plaza Shopping Center produced adjusted cash from operations for the second quarter of $189,000 after $21,600 of leasing commissions. During the quarter, the property signed a lease renewal with Paramount Fitness Club for 14,400 square feet and Weight Watchers, 1,800 square feet, vacated early. The second quarter's leasing activity resulted in a slight drop in occupancy from 95% to 93.7%. No significant activity is expected for the remainder of the year. The Partnership plans to hold the property for the short-term to allow the retail market and K-Mart (the parent company of the property's anchor tenant) to show signs of improvement. The Partnership also plans to remain open to opportunities to sell the property if investor interest returns.

     At Westford Corporate Center, adjusted cash from operations for the second quarter was $254,000 ($188,000 attributable to the Partnership's interest). The property remains 100% occupied. No capital expenditures have been planned for the year. During the first quarter, a portion of the 1995 capital expenditures was reimbursed by the tenants. In addition, adjustments were made to reduce other income (and the portion of account receivable representing 1995 tenant reimbursement billings) based on the final calculation of actual 1995 tenant reimbursable operating expenses. As was the case in 1995, the 1996 estimated billings for tenant expense reimbursement are based on the annual budget.

     Adjusted cash from operations at Woodlands Tech for the second quarter was $59,000 after a $40,000 addition to cash reserves for future leasing costs. Leasing activity during the quarter was positive. A 4,844 square foot tenant extended its lease term from May to November and a new tenant signed a lease for 7,522 square feet effective July 1, 1996. No leasing costs were expended during the quarter. Leasing costs estimates for the remainder of the year have been revised to $168,000. Goals for the second half of the year include leasing the 10,069 square foot vacancy from the first quarter as well as executing a renewal with a tenant currently occupying 3,321 square feet. The property has prospects interested in leasing the current vacant space as well as prospects interested in the additional space that will be available later this year.

     For the second quarter of 1996, Overlook maintained average occupancy of 98% compared with 95% for the same period of the prior year. Year-to-date occupancy averaged 98% compared with 97% for the same period of the prior year. Adjusted cash from operations for the second quarter totaled approximately $281,000 with no capital expenditures. Capital expenditures are expected to total approximately $20,000 for the year. The market in which Overlook operates continues to expand, adding high-end multi-family, new single family developments and retail. Five properties in the North Scottsdale market are currently in the lease-up phase and competition from home ownership is strong as single family home development continues to increase. The establishment of higher rental rate levels for the new projects has allowed the property to continue to increase rental rates on renewals. No significant changes are expected for the remainder of the year.

RESULTS OF OPERATIONS

     Rental income decreased $38,000 and $48,000 for the three and six months ended June 30, 1996, as compared with the same periods of 1995. At Woodlands Tech, lower average occupancy and a $22,000 lease termination fee received in the

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


second quarter of 1995 resulted in decreases of approximately $48,000 and $67,000 in rental income for the three and six months, respectively. A tenant change at Westford that included a lower base rate contributed approximately $15,000 and $30,000 to the decrease. Offsetting the decreases were increases at Overlook of approximately $23,000 and $43,000 for the three and six months, respectively. Modest rental rate increases and slightly higher average occupancy accounted for the improvement.

     Other income decreased for the three and six months ended June 30, 1996, as compared with the same periods of 1995. At Westford, a $42,000 adjustment was recorded in the first quarter for over billing of 1995 expense recoveries to tenants. In addition, recapture of property taxes has declined due to a lower assessment.

     Interest income decreased for the three and six months ended June 30, 1996, as compared with the same periods of 1995, due to a slight decrease in interest rates on short term investments.

     Property operating expenses increased for the three and six months ended June 30, 1996, as compared with the same periods of 1995. In the first quarter, a harsh winter caused snow removal and maintenance costs to increase at both Westford and Woodlands Tech. In addition, a landscaping project that was previously capitalized was reclassed to an expense account at Westford. An HVAC project at Westford and a tax refund recorded in the second quarter of 1995 at Woodlands resulted in an increase for the three months ended June 30, 1996. Partially offsetting the rise in operating expenses was a drop in maintenance expenses at Piedmont Plaza due to a first quarter 1995 exterior painting project. In addition, there was a net decrease in operating expenses at Overlook Apartments as fewer carpet replacements and a reduction in pest control costs offset higher property tax and utility expenses.

     General and administrative expenses increased for the three and six months ended June 30, 1996, as compared with the previous year, due to an increase in payroll costs at Overlook Apartments and an increase in advertising to maintain the property's competitive market position. In addition, Piedmont reported an increase in the provision for doubtful accounts.

     The increase in fees and reimbursements to affiliates for the three and six months ended June 30, 1996, as compared with the same periods of 1995, was due to higher reimbursable expenses than the previous year.

     The decrease in depreciation and amortization for the three and six months ended June 30, 1996, as compared with the previous year, was primarily the result of the expiration of useful lives of certain assets at Overlook Apartments and Woodlands Tech.

     The decrease in the venture partner's share of Venture's operation in 1996, as compared with 1995, was the result of a decrease in Westford's overall results as described herein.


                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:
                                                                   1995                                       1996
                                              At 3/31      At 6/30      At 9/30     At 12/31           At 3/31      At 6/30
                                              -------      -------      -------     --------           -------      -------
1.   Woodlands Tech Center
     St. Louis, Missouri                         94%          96%          96%           92%             82%          82%

2.   Westford Corporate Center
     Westford, Massachusetts(a)                 100%         100%         100%          100%            100%         100%

3.   Piedmont Plaza Shopping Center
     Apopka, Florida                             95%          95%          95%           95%             95%          94%

4.   Overlook Apartments
     Scottsdale, Arizona                         98%          93%          97%           97%             99%          97%

(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.

PART II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                              By: CIGNA Realty Resources, Inc. - Tenth, General Partner





Date: August 12, 1996         By:      /s/ John D. Carey
      ---------------                  -----------------
                                       John D. Carey, President and Controller
                                       (Principal Executive Officer)
                                       (Principal Accounting Officer)