Form 10-Q
period 1996-09-30
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1996-11-14
CIK 784000

-------------------------------------------------------------------------------


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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                            AND CONSOLIDATED VENTURE

                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,              DECEMBER 31,
                                                                                        1996                       1995
                                                               ASSETS                (UNAUDITED)                 (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     9,557,012           $     9,552,353
     Buildings                                                                         27,323,577                27,323,577
     Tenant improvements                                                                5,290,988                 5,257,538
     Furniture and fixtures                                                               826,755                   820,904
                                                                                  ---------------           ---------------
                                                                                       42,998,332                42,954,372
     Less accumulated depreciation                                                     14,129,000                13,104,206
                                                                                  ---------------           ---------------
              Net property and improvements                                            28,869,332                29,850,166

Cash and cash equivalents                                                               3,492,956                 3,227,503
Accounts receivable (net of allowance of $71,053 in 1996
 and $15,158 in 1995)                                                                     317,657                   300,941
Prepaid expenses and other assets                                                           9,790                     9,760
Deferred charges, net                                                                     436,872                   492,190
                                                                                  ---------------           ---------------
              Total                                                               $    33,126,607           $    33,880,560
                                                                                  ===============           ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued expenses (including $60,663
       in 1996 and $24,532 in 1995 due to affiliates)                             $       439,109           $       261,013
     Tenant security deposits                                                             118,425                   113,188
     Unearned income                                                                       19,831                    25,032
     Deferred acquisition fees due to affiliates                                        2,500,000                 2,500,000
                                                                                  ---------------           ---------------
              Total liabilities                                                         3,077,365                 2,899,233
                                                                                  ---------------           ---------------

Venture partner's equity in joint venture                                               2,752,841                 2,679,392
                                                                                  ---------------           ---------------

Partners' capital:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             53,795                    42,670
                                                                                  ---------------           ---------------
                                                                                           54,795                    43,670
                                                                                  ---------------           ---------------
     Limited partners (200,000 Units):
         Capital contributions, net of offering costs                                  45,463,209                45,463,209
         Cumulative net income                                                          5,325,691                 4,224,350
         Cumulative cash distributions                                                (23,547,294)              (21,429,294)
                                                                                  ---------------           ---------------
                                                                                       27,241,606                28,258,265
                                                                                  ---------------           ---------------
              Total partners' capital                                                  27,296,401                28,301,935
                                                                                  ---------------           ---------------
              Total                                                               $    33,126,607           $    33,880,560
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

                                                                 2

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                                   1996             1995                  1996              1995
Income:
     Base rental income                                     $   1,115,848    $   1,155,735         $   3,391,878     $   3,480,186
     Other income                                                 195,324          226,796               594,673           684,131
     Interest income                                               38,284           43,523               113,954           125,498
                                                            -------------    -------------         -------------     -------------
                                                                1,349,456        1,426,054             4,100,505         4,289,815
                                                            -------------    -------------         -------------     -------------

Expenses:
     Property operating expenses                                  417,802          423,170             1,294,968         1,229,371
     General and administrative                                   103,587           91,492               311,229           273,866
     Fees and reimbursements to affiliates                         44,930           49,132               142,379           128,282
     Provision for doubtful accounts                               49,152            5,458                56,659             9,217
     Depreciation and amortization                                368,777          412,377             1,109,355         1,229,080
                                                            -------------    -------------         -------------     -------------
                                                                  984,248          981,629             2,914,590         2,869,816
                                                            -------------    -------------         -------------     -------------

         Income inclusive of venture
          partner's share of venture operations                   365,208          444,425             1,185,915         1,419,999

Venture partner's share of venture net income                      33,696           39,010                73,449           123,142
                                                            -------------    -------------         -------------     -------------

         Net income                                         $     331,512    $     405,415         $   1,112,466     $   1,296,857
                                                            =============    =============         =============     =============


Net income:
     General Partner                                        $       3,315    $       4,055         $      11,125     $      12,969
     Limited partners                                             328,197          401,360             1,101,341         1,283,888
                                                            -------------    -------------         -------------     -------------
                                                            $     331,512    $     405,415         $   1,112,466     $   1,296,857
                                                            =============    =============         =============     =============


Net income per Unit                                         $        1.64    $        2.01         $        5.51     $        6.42
                                                            =============    =============         =============     =============

Cash distribution per Unit                                  $        3.42    $        3.75         $       10.59     $       11.70
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

                                                                 3

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                        1996                       1995
                                                                                        ----                       ----
Cash flows from operating activities:
     Net income                                                                   $     1,112,466           $     1,296,857
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                                             15,894                    14,738
         Provision for doubtful accounts                                                   56,659                     9,217
         Depreciation and amortization                                                  1,109,355                 1,229,080
         Venture partner's share of venture's operations                                   73,449                   123,142
         Accounts receivable                                                              (73,375)                   70,942
         Accounts payable                                                                 198,828                   271,392
         Other, net                                                                        20,314                    16,806
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                 2,513,590                 3,032,174
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Distribution to joint venture partner                                                     --                  (521,600)
     Purchases of property and improvements                                               (82,050)                 (112,375)
     Payment of leasing commissions                                                       (45,137)                   (9,171)
                                                                                  ---------------           ---------------
              Net cash used in investing activities                                      (127,187)                 (643,146)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                             (2,120,950)               (2,342,030)
                                                                                  ---------------           ---------------


Net increase in cash and cash equivalents                                                 265,453                    46,998
Cash and cash equivalents, beginning of year                                            3,227,503                 3,404,809
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     3,492,956           $     3,451,807
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

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. Adoption of the Statement in the first quarter of 1996 had no effect on the Partnership's results of operations, liquidity and financial condition.

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

     Venture operations information:
                                                                     Three Months Ended                     Nine Months Ended
                                                                       September 30,                           September 30,
                                                                   1996             1995                  1996              1995
     Total income of venture                                $     465,585    $     478,526         $   1,346,746     $   1,452,241
     Net income of venture                                        129,203          149,575               281,630           472,168

     Venture balance sheet information:
                                                                                     September 30,             December 31,
                                                                                         1996                      1995
     Total assets                                                                 $    11,549,208           $    11,280,276
     Total liabilities                                                                    739,300                   751,999

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

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                                                                     September 30,             December 31,
                                                                                         1996                      1995
     Deferred leasing commissions                                                 $     1,104,145           $     1,059,008
     Accumulated amortization                                                            (688,963)                 (604,402)
                                                                                  ---------------           ----------------
                                                                                          415,182                   454,606
     Deferred rent credits                                                                 21,690                    37,584
                                                                                  ---------------           ---------------
                                                                                  $       436,872           $       492,190
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

     Other fees and expenses incurred by the Partnership  related to the General
Partner or its affiliates are as follows:

                                                   Three Months Ended             Nine Months Ended              Unpaid at
                                                      September 30,                 September 30,              September 30,
                                                      -------------                 ------------               -------------
                                                 1996              1995         1996             1995              1996
                                                 ----              ----         ----             ----              ----
     Property management fees(a)(b)        $     26,849     $      29,406    $    83,143     $     88,421     $     18,581
     Reimbursement (at costs)
      for out-of-pocket expenses                 18,081            19,726         59,236           39,861           42,082
                                           ------------     -------------    -----------     ------------     ------------
                                           $     44,930     $      49,132    $   142,379     $    128,282     $     60,663
                                           ============     =============    ===========     ============     ============

(a) Included in property management fees is $3,501 and $3,613 for the three months ended September 30, 1996 and 1995 respectively, and $10,499 and $11,026 for the nine months ended September 30, 1996 and 1995, respectively, attributable to the venture partner's share of the Westford Office Venture.

(b) Does not include on-site management fees earned by independent property management companies of $45,040 and $50,102 for the three months ended September 30, 1996 and 1995, respectively, and $142,220 and $149,012 for the nine months ended September 30, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


5.   SUBSEQUENT EVENTS

     On November 15, 1996, the Partnership paid a distribution of $624,000 to the limited partners.

                       CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaled $1,721,611 and $1,309,378, respectively. The Partnership's cash and cash equivalents were available for working capital requirements, cash reserves and distributions to partners. The Partnership paid the first quarter cash distribution of $684,000 or $3.42 per Unit on May 15, 1996, the second quarter cash distribution of $684,000 or $3.42 per Unit on August 15, 1996, and the third quarter cash distribution of $624,000 or $3.12 per Unit on November 15, 1996, representative of each quarter's adjusted cash from operations, inclusive of adjustments to cash reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

     Piedmont Plaza Shopping Center produced adjusted cash from operations for the third quarter of $119,000 after $5,400 of leasing costs. During the quarter, the property signed a renewal for 1,200 square feet and two new leases representing 4,600 square feet, increasing leased space to 97%. In reaction to the reluctance of the property's anchor, Builders Square, to pay 100% of its billed common area maintenance (CAM) charges, the Partnership has set up a reserve for Builders Square CAM accounts receivable and has adjusted the CAM billing accrual for 1996. The total impact of the CAM receivable adjustments to the third quarter income statement was approximately $53,000. The Partnership plans to hold the property for the short-term to allow the retail market and K-Mart (the parent company of the property's anchor tenant) to show signs of improvement. The Partnership also plans to remain open to opportunities to sell the property if investor interest returns.

     At Westford Corporate Center, adjusted cash from operations for the second quarter was $270,000 ($199,600 attributable to the Partnership's interest). The property remains 100% occupied. No capital expenditures have been planned for the year. During the first quarter, a portion of the 1995 capital expenditures was reimbursed by the tenants. In addition, adjustments were made to reduce other income (and the portion of account receivable representing 1995 tenant reimbursement billings) based on the final calculation of actual 1995 tenant reimbursable operating expenses. The 1996 estimated billings for tenant expense reimbursement are based on the annual budget.

     Adjusted cash from operations at Woodlands Tech for the third quarter was $85,000 after $61,700 of capital improvements and tenant leasing costs, and a $40,000 reduction to cash reserves for leasing costs. After factoring in the quarter's leasing activity, the property's leased occupancy ended the quarter at 93%. During the third quarter, the property met its leasing goal by leasing the 10,069 square foot vacancy from the first quarter as well as executing a renewal with a tenant occupying 3,321 square feet. Also, operations for the third quarter benefitted from the move in of a new 7,522 square foot tenant on July 1, 1996. The lease was executed during the second quarter. Leasing costs estimates for the remainder of the year have been estimated at approximately $63,000.

     Overlook's average occupancy dropped from 98% for the second quarter to 92% for the third quarter. Year-to-date occupancy averaged 96% for both 1996 and for the same period of the prior year. The drop in occupancy has been attributed to heavy competition from new projects currently in lease-up, as well as the timing of tenant turnover. Adjusted cash from operations for the third quarter totaled approximately $239,000 including $14,000 of capital expenditures and a $5,000 reduction to cash reserves for capital improvements. Capital expenditures have been estimated to total approximately $18,000 to $22,000 for the year. The market in which Overlook operates continues to expand, adding high-end multi-family, new single family developments and retail. Six properties in the North Scottsdale market are currently in the lease-up phase and competition from home ownership is strong as single family home development continues to increase. In addition to completed projects, approximately 600 multi-family units are under construction and approximately 1,100 more units are planned. The Partnership is currently reviewing the property's current and estimated future operations, rental rate trends in the market, as well as the property's position in the market, to determine the best window

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of opportunity to time a sale of the property. Considering that the planned liquidation of the Partnership's properties is relatively short-term, the Partnership may conclude to pursue a sale as early as the first half of 1997.

RESULTS OF OPERATIONS

     Rental income decreased approximately $40,000 and $88,000 for the three and nine months ended September 30, 1996, respectively, as compared with the same periods of 1995. Woodland Tech lost a large tenant in the first quarter of 1996 and received a $22,000 lease termination fee in the second quarter of 1995, leading to the $19,000 and $86,000 decrease in rental income for the three and nine months, respectively. A tenant change at Westford that included a lower base rate contributed approximately $23,000 and $52,000 to the decrease. Overlook recorded a $41,000 increase for the nine months, offsetting a portion of the rental income decrease. The rental rate increases implemented throughout the year at Overlook accounted for the improvement over the nine-month period, and also compensated for the third quarter drop in average occupancy.

     Other income decreased for the three and nine months ended September 30, 1996, as compared with the same periods of 1995. At Westford, a $42,000 adjustment was recorded in the first quarter of 1996 because the calculation of actual 1995 billable tenant expense recoveries for common area maintenance (CAM) was less than the estimated amount accrued and billed throughout 1995. In addition, the amount billed to tenants for property taxes declined $14,000 as a result of Westford's lower tax expense. At Piedmont, the calculation of actual billable CAM was completed during the third quarter 1996 and an adjustment was recorded to reduce other income and accounts receivable. Based on the adjustment for 1995 CAM billings, the Partnership reduced the 1996 CAM accrual during the third quarter. The two CAM adjustments reduced other income at Piedmont Plaza by $23,000 for the three and nine months ending September 30, 1996.

     Interest income decreased for the three and nine months ended September 30, 1996, as compared with the same periods of 1995, due to a decrease in interest rates on short term investments.

     Property operating expenses decreased slightly for the three months and increased for the nine months ended September 30, 1996, as compared with the same periods of 1995. In the first quarter, a harsh winter caused snow removal and maintenance costs to increase at both Westford and Woodlands Tech. Also in the first quarter, a landscaping project that was previously capitalized was reclassified to an expense account at Westford. Partially offsetting the first quarter increase was a decrease in maintenance expense at Piedmont Plaza due to a first quarter 1995 exterior painting project. During the second quarter, an HVAC project at Westford and a tax refund recorded in 1995 at Woodlands led to further increases. In general, fewer carpet replacements at Overlook Apartments partially offset the increase during the first half of the year and heavily contributed to the decrease for the third quarter. For the three and nine months, real estate taxes are up at Piedmont and Overlook and down at Westford resulting in an overall increase.

     General and administrative expenses increased for the three and nine months ended September 30, 1996, as compared with the previous year, primarily due to an increase in payroll costs at Overlook Apartments and legal costs at Piedmont.

     The increase in fees and reimbursements to affiliates for the nine months ended September 30, 1996, as compared with the same period of 1995, was due to higher reimbursable expenses than the previous year. The decrease for the three months ended September 30, 1996 was due to timing of reimbursable expenses.

     The decrease in depreciation and amortization for the three and nine months ended September 30, 1996, as compared with the previous year, was primarily the result of the expiration of useful lives of certain assets at Overlook Apartments, Woodlands Tech, and Piedmont Plaza. Offsetting the decrease for the three months at Woodlands Tech was depreciation on tenant

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


improvements placed in service in 1996 and late 1995.

     The decrease in the venture partner's share of Venture's operation in 1996, as compared with 1995, was the result of a decrease in Westford's overall results as described herein.

     Provision for doubtful accounts increased for the three and nine months ended September 30, 1996, as compared with the same periods of 1995. The anchor at Piedmont Plaza has not yet paid its 1995 CAM billing and the Partnership's property manager has estimated that 100% of the billing may not be collectible. Based on the problem with the 1995 Piedmont Plaza anchor tenant CAM billing, the Partnership has established a reserve for both the 1995 billed amount and the 1996 accrued amounts.

                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1995                                            1996
                                            -------------------------------------------------       -------------------------------
                                              At 3/31      At 6/30      At 9/30     At 12/31          At 3/31    At 6/30    At 9/30
                                              -------      -------      -------     --------          -------    -------    -------
1.   Woodlands Tech Center
     St. Louis, Missouri                         94%          96%          96%           92%             82%         82%        83%

2.   Westford Corporate Center
     Westford, Massachusetts(a)                 100%         100%         100%          100%            100%        100%       100%

3.   Piedmont Plaza Shopping Center
     Apopka, Florida                             95%          95%          95%           95%             95%         94%        94%

4.   Overlook Apartments
     Scottsdale, Arizona                         98%          93%          97%           97%             99%         97%        92%

(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.



PART II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                                 By: CIGNA Realty Resources, Inc. - Tenth, General Partner





Date: November 13, 1996          By:      /s/ John D. Carey
      -----------------                   -----------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: November 13, 1996          By:      /s/ Josephine C. Donofrio
      -----------------                   -------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)