Form 10-K
period 1996-12-31
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1997-03-28
CIK 784000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                          TABLE OF CONTENTS



PART I                                                                                                           PAGE
Item 1.       Business                                                                                             3
Item 2.       Properties                                                                                           6
Item 3.       Legal Proceedings                                                                                    9
Item 4.       Submission of Matters to a Vote of Security Holders                                                 10


PART II

Item 5.       Market for Registrant's Common Equity and Related Security Holder Matters                           10
Item 6.       Selected Financial Data                                                                             11
Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                              12
Item 8.       Financial Statements and Supplementary Data                                                         19
Item 9.       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                               33


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                  33
Item 11.      Executive Compensation                                                                              36
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                      36
Item 13.      Certain Relationships and Related Transactions                                                      37


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    37


SIGNATURES                                                                                                        39




                                                                 2

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

     The offering terminated on December 1, 1987, with a total of 200,000 Units having been sold to the public. The holders of 110,042 Units representing 64,146 non-taxable and 45,896 taxable Units were admitted to the Partnership in 1986; the holders of the remaining 89,958 Units, representing 51,109 non-taxable and 38,849 taxable Units, were admitted to the Partnership in 1987. From the 200,000 Units sold, the Partnership received net proceeds of $45,463,209. The holders of units ("Unitholders" or "Limited Partners") of the Partnership share in the ownership of the Partnership's real property investments according to the number of Units held. Subsequent to admittance to the Partnership, no Unitholder has made any additional capital contribution. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

     The Partnership is engaged in passive activities and therefore its investors are subject to the applicable provisions of the Internal Revenue Service Code and Regulations. Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities." Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

     The Partnership has acquired three commercial properties (including one owned through a joint venture) located in Missouri, Massachusetts and Florida, and one residential property located in Arizona. In order to acquire the properties, the Partnership, which purchased its properties for all cash, invested a total of $41,254,243 and paid $179,539 in acquisition expenses and fees to non-affiliates. In conjunction with these purchases, the Partnership owes acquisition fees of $2,500,000 to an affiliate of the General Partner. Pursuant to the limited partnership agreement of the Partnership ("Partnership Agreement"), the fees are payable from adjusted cash from operations subordinated to a 6% non-cumulative, non-compounded annual return to Limited Partners on their adjusted invested capital or, if necessary, from cash from property sales. To date, no such fees have been paid and the General Partner expects the $2,500,000 payment to an affiliate of the General Partner to be made when the properties are sold.

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

     On January 10, 1997, the Partnership and Glenborough Properties, L.P. entered into an Agreement of Purchase and Sale (the "Purchase Agreement"). Under the terms of the Purchase Agreement, the Glenborough Properties, L.P. will purchase all of the real estate assets of the Partnership for an aggregate purchase price of $29,650,000. Reference is made to Item 7 for a detailed discussion of the Purchase Agreement and the sale of the Partnership's real estate assets and subsequent liquidation of the Partnership.

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

(f)  The  Partnership  owns a 73.92%  interest  in the  Westford  Joint  Venture
     Partnership  (the  "Venture")  which owns the  Westford  Corporate  Center.
     Connecticut General Equity Properties-I Limited Partnership ("CGEP") is the co-venturer. CGEP's general partner is an affiliate of the General Partner.
     The financial information shown represents the Partnership's share of the total investment. Reference is made to the Notes to Consolidated Financial
     Statements for a description of the joint venture partnership through which the Partnership participates in this real property investment.



                                        4

     Woodlands Tech is located in the Northwestern St. Louis service center market. Employment in the St. Louis region grew by 4.3%, a gain of 52,000 new jobs for 1996. The unemployment rate dropped again in 1996 to 4.7% from 4.8% in 1995, the lowest level in 20 years. The economy is fairly well diversified with health and education service industries providing the largest number of jobs. The growth industry appears to be the amusement and recreation industry as 1,400 new jobs were added in 1996. As the gaming industry continues to grow in St. Louis an additional 8,000 to 10,000 new jobs can be added over the next few years. The market quality index rating for St. Louis has dropped slightly from last year, reflecting, in part, the uncertainty of Boatmen's Bank, now that it is merging with NationsBank; McDonnell Douglas, now that it is being acquired by Boeing; and the financial uncertainty of TWA. While the downtown St. Louis office market continues to struggle to keep its occupancy rate around 88%, the suburban office markets continue to flourish. The West County market contains almost 12 million square feet of space (which represents 29% of the metropolitan area supply) and is 96% leased. The West Port submarket, where Woodlands Tech Center is located, has an occupancy rate of 96.2%. Woodlands Tech Center ended the year behind the market at 86% occupied. Rental rates for space competing with Woodlands Tech Center were up slightly in 1996, currently in the $7.00 to $12.00 range. Woodlands Tech Center was in line with the market with base rental rates ranging from $7.00 per square foot to $11.00 per square foot. Tenant improvement packages in the market are currently in the $1.50 to $20.00 per square foot range, depending on the component of office finish, relatively unchanged from a year ago.

     Westford Corporate Center is located in the Boston submarket known as the Northwest Corridor, between Routes I-128 and I-495. Boston's overall employment growth slowed to 1.5% in 1996. Job creation in high-technology and mutual funds has continued, partially offset by layoffs in the manufacturing and banking industries, resulting in approximately 39,000 new jobs in the Boston area for 1996. The Boston economy continues to exhibit signs of stabilization, including declining vacancy rates in the retail, office and warehouse markets, a rise in hotel occupancies, and a drop in the unemployment rate. Growth in the Boston area is expected to diminish slightly over the next five years with employment growth averaging 1.2% between 1997 and 2001. Trade employment, which has expanded by 43,000 jobs over the last three years, will show growth of only 5,700 jobs per year through 2001. The Route 495 North market, which comprises
16.8 million square feet of research & development ("R&D") and office space, continued to report positive absorption in 1996, with a third quarter 1996 vacancy rate of approximately 12%, including subleased space, down from 1995. Leasing activity in 1996, totaling more than 950,000 square feet, was dominated by R&D properties, accounting for 90% of the net absorption. Average asking rents are approximately $12.75 per square foot for office space, and approximately $7.00 per square foot on a triple net basis for R&D space.

     The Piedmont Plaza is located in Apopka, Florida, north of Orlando in northwest Orange County. The median income for the area is approximately $50,000 and single-family home prices range from $60,000 to $120,000. The major industry in Apopka is agriculture. Because of Apopka's affordable housing and its convenient location on the axis of two main roads, Route 4 and State Road 436, many residents work in downtown Orlando. However, while the property is located approximately 20 miles outside Orlando and its major theme parks, including Walt Disney World, it doesn't benefit from the tourism trade. Retail strip centers, in particular, remain overbuilt with approximately 1.6 million square feet of retail space housed in twenty-one centers, twelve of which are anchored by two or more tenants. The strip center market had a 15% vacancy rate for anchored centers for 1995. For 1996, the vacancy rate improved to 13%. Piedmont was 94% occupied at year-end, ahead of the market. Due to the overbuilt conditions, rental rates have remained flat during the past few years. Rental rates for small shop space in the anchored centers are approximately $8 to $15 per square foot and pass through costs average $2.25 per square foot. Piedmont was in line with the market at $7 to $9 per square foot for space in the back of the center to $9 to $13 per square foot in the more visible and easily accessed areas. Concessions of one month free rent per lease year was the norm. There was no new retail construction in the area in 1996 and none is planned over the next year.

     Overlook Apartments is located in Scottsdale, Arizona, approximately 20 miles outside downtown Phoenix. The Phoenix metropolitan area incorporates all of Maricopa County, which includes the cities of Phoenix, Scottsdale, Paradise Valley, and Tempe along with 16 other cities, covers approximately 9,226 square miles, and ranks twentieth in population in the United States. The United States Department of Commerce, Bureau of Economic Analysis projects that the Phoenix area will rank number one in population growth through the 1990's, with a greater than 20% increase from 1995 to 2000. During 1996, Phoenix enjoyed continued in-migration trends. Scottsdale saw its population grow by 5% in 1996, and this trend is expected to continue through the end of the decade. Employment growth in the Phoenix area continues to exceed the average growth in the United States. Unemployment was less than 3% in 1996, one of the lowest in the nation. The median income in Scottsdale approaches $50,000 and new homes in this upscale market range from approximately $90,000 to $300,000. Scottsdale remains targeted as a "hot spot" for development, particularly for single-family residential communities.

     New construction in the Phoenix area totaled 6,828 units in 1995 and approximately 3,200 units in 1996. In the North Scottsdale submarket, 1,898 units were constructed in 1995 and the Mira Vista (152 units) and the Scottsdale Legacy (428 units) both opened in 1996. There are currently 636 units under construction, (Mc Dowell Mt. Ranch, 368 units, and Sonoran Vista, 268 units), and another 1,116 units planned. Although the majority of the new inventory entering the North Scottsdale market does not compete directly with Overlook, the entire market is offering rental concessions, move-in discounts and waiving fees in an effort to lease new units or maintain current occupancy. The Adobe Ranch area, the submarket in which Overlook directly competes, contains six luxury apartment complexes and is extremely competitive. During 1996, the property had average occupancy of 95%, slightly below the prior year but in line with the market. After factoring in market concessions and discounts, Overlook's rates are comparable to the market. New growth in rental rates is expected to be minimal until demand meets the current supply.

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

     The following list details gross revenues for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1994, 1995 and 1996. Excluded from this calculation is the joint venture partner's share of the gross revenues of the Venture. In each year, interest income accounted for the balance of gross revenues.

                                                1994        1995       1996
                                                ----        ----       ----
1.   Woodlands Tech Center
     St. Louis, MO                               17%         16%        16%

2.   Westford Corporate Center
     Westford, MA                                24%         27%        26%

3.   Piedmont Plaza Shopping Center
     Apopka, FL                                  26%         23%        23%

4.   Overlook Apartments
     Scottsdale, AZ                              31%         31%        33%

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

     On January 10, 1997, the Partnership entered into the Purchase Agreement to sell all of the Partnership's real estate assets. Reference is made to Item 7 for a detailed discussion of the Purchase Agreement and the sale of the Partnership's real estate assets.

     Woodlands Tech Center is a single-story suburban office/warehouse located in West St. Louis County. The building was completed in 1986 and purchased by the Partnership on July 3, 1986. The 7.6 acre site contains a net leasable area of approximately 98,037 square feet. The space layout includes up to 24 suites (which may be combined) ranging in size from 2,521 to 15,335 square feet. Ceiling heights are 8'6" in the office space and 12' in the service center space. All spaces are served by either a dock high or grade level track door. The spaces have separate HVAC units and are fully sprinklered.

     The following table provides information on tenants that occupy 10% or more of Woodland Tech Center's net leasable area:


          TENANT                SQUARE       PRINCIPAL BUSINESS      BASE RENT        LEASE        RENEWAL         OTHER
                                FOOTAGE                                 PER           DATES        OPTION       INFORMATION
                                                                       ANNUM
1.   Teleport                   15,335     Telecommunications        $134,184       11/01/96-    1,5 year            --
     Communications                                                                 10/31/06     renewal
     Group, Inc.                                                                                 option

2.   Landis & Staefa, Inc.      10,069     Environmental              $70,488       12/01/96-    1,5 year            --
                                           Engineer                                 11/30/01     renewal
                                                                                                 option



     The following table provides lease expiration information relative to Woodlands Tech Center:


      YEAR          NUMBER OF LEASES      SQUARE FOOTAGE      ANNUALIZED BASE      PERCENTAGE OF TOTAL
                        EXPIRING                                    RENT             ANNUALIZED BASE
                                                                                           RENT
      1997                 3                   18,773             $142,968                  21%

      1998                 4                   13,297             $114,552                  17%

      1999                 3                   15,498             $128,076                  19%

      2000                 2                   11,393              $91,140                  13%

      2001                 1                   10,069              $70,488                  10%

      2006                 1                   15,335             $134,184                  20%


     The Westford property consists of two 2-story R&D/office buildings containing 163,247 square feet of net rentable area. The property is located in Westford, Massachusetts, at the interchange of Boston Road and Interstate 495. The construction consists of steel frame with an exterior masonry finish. Each building has features that include sprinklers, variable air volume HVAC, two passenger elevators and security systems.

     The following table provides information on tenants that occupy 10% or more of Westford Corporate Center's net leasable area:


        TENANT             SQUARE           PRINCIPAL         BASE RENT        LEASE          RENEWAL           OTHER
                           FOOTAGE          BUSINESS          PER ANNUM        DATES           OPTION        INFORMATION

1.   Cascade               81,615        Communications       $486,535       10/01/93-    1, 3 year ext.          --
     Communication                                                           03/31/99     option
     Corporation

2.   Sentry                81,632           Insurance         $938,768       03/27/92-    1, 5 year ext.          --
     Insurance                                                               03/26/99     option


     The following table provides lease expiration information relative to Westford Corporate Center:


      YEAR          NUMBER OF LEASES      SQUARE FOOTAGE      ANNUALIZED BASE        PERCENTAGE OF TOTAL
                        EXPIRING                                    RENT             ANNUALIZED BASE RENT
      1999                 2                  163,247            $1,425,303                  100%



     Piedmont Plaza is a one level, two-anchor, neighborhood strip shopping center built in 1985. One anchor, Albertson's Supermarket, owns their store and parking and is not a tenant. Small shop square footage ratio to total center is 27% (38% of owned gross leasable area). The property contains net leasable area of 151,000 square feet. The property is located in Apopka, Florida, in northwest Orange County, on a major commuter route (Semoran Boulevard) but with limited visibility of small shop space from the main road. There is also an additional enclosed area created for the Builder's Square garden center and lumber yard.

     The following table provides information on tenants that occupy 10% or more of Piedmont Plaza's net leasable area:


        TENANT             SQUARE         PRINCIPAL        BASE RENT PER        LEASE          RENEWAL          OTHER
                           FOOTAGE         BUSINESS            ANNUM            DATES           OPTION       INFORMATION

1. Builder's Square        107,400       Home                 $590,700          09/01/92-    10, 5 year       Percentage
                                         Improvement                            08/31/12     ext. options     rent
                                         Retailer


     The following table provides lease expiration information relative to Piedmont Plaza:


      YEAR          NUMBER OF LEASES      SQUARE FOOTAGE      ANNUALIZED BASE       PERCENTAGE OF TOTAL
                        EXPIRING                                    RENT            ANNUALIZED BASE RENT
      1997                  1                  1,550              $13,908                      2%

      1998                  1                  1,400              $13,296                      1%

      1999                  4                  6,550              $78,432                      9%

      2001                  3                 16,800              $76,800                      8%

      2002                  1                  1,000               $7,800                      1%

      2003                  2                  4,800              $44,160                      5%

      2005                  1                  2,900              $57,600                      6%

      2006                  1                  3,400              $37,400                      4%

      2012                  1                107,400             $590,700                     64%



     The following table compares approximate occupancy levels by quarter for the Partnership's investment properties during 1992, 1993, 1994, 1995 and 1996:

                     WOODLANDS TECH              WESTFORD             PIEDMONT PLAZA              OVERLOOK
                         CENTER              CORPORATE CENTER         SHOPPING CENTER            APARTMENTS
                      ST. LOUIS, MO          WESTFORD, MA (A)           APOPKA, FL             SCOTTSDALE, AZ

     1992
AT 03/31                   82%                     60%                      16%                     95%
AT 06/30                   85%                     60%                      17%                     92%
AT 09/30                   85%                     60%                      87%                     90%
AT 12/31                   90%                     60%                      89%                     98%

     1993
AT 03/31                  100%                     60%                      91%                     99%
AT 06/30                  100%                     60%                      91%                     91%
AT 09/30                  100%                     60%                      91%                     96%
AT 12/31                   95%                     75%                      92%                     99%

     1994
AT 03/31                   95%                     75%                      92%                     99%
AT 06/30                  100%                     85%                      94%                     97%
AT 09/30                   94%                     100%                     93%                     99%
AT 12/31                   94%                     100%                     95%                     98%

     1995
AT 03/31                   94%                     100%                     95%                     98%
AT 06/30                   96%                     100%                     95%                     93%
AT 09/30                   96%                     100%                     95%                     97%
AT 12/31                   92%                     100%                     95%                     97%

     1996
AT 03/31                   82%                     100%                     95%                     99%
AT 06/30                   82%                     100%                     94%                     97%
AT 09/30                   83%                     100%                     94%                     92%
AT 12/31                   86%                     100%                     94%                     91%


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unitholders during the fourth quarter of the fiscal year covered by this report. Reference is made to Item 7 for a description of an item currently under consideration by Unitholders for consent.

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SECURITY  HOLDER
     MATTERS

     As of March 3, 1997, there were approximately 3,772 record Unitholders. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

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

     The Partnership declared quarterly cash distributions to Limited Partners for 1996 and 1995 as set forth in the following table:

                                                                      Cash Distribution per Unit
                       Quarter            Date Paid (a)             1996                    1995
                       --------           ---------                 ----                    ----
                         1st              May 15                 $   3.42                $   3.45
                         2nd              August 15                  3.42                    3.75
                         3rd              November 15                3.12                    3.75
                         4th              February 15                3.60  (b)               3.75
                                                                 --------                --------
                                                                 $  13.56                $  14.70
                                                                 ========                ========

(a)  Quarterly distributions are paid 45 days following the end of the calendar quarter.
(b)  The fourth quarter distribution was paid on March 10, 1997.


     Reference is made to Item 6 for cash distributions paid to Limited Partners during 1996, 1995, 1994, 1993, and 1992. There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. Reference is made to Item 7 for a description of the proposed sale of the Partnership's real estate assets and subsequent liquidation. Reference is made to the Notes to Consolidated Financial Statements for a description of payments to the State of Connecticut on behalf of Limited Partners.


ITEM 6.  SELECTED FINANCIAL DATA (A)

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                            DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)

                                             1996               1995                1994                1993                1992
                                             ----               ----                ----                ----                ----
Total income (b)                      $     5,046,021     $   5,174,279       $   5,019,967       $  4,289,754        $  3,462,774
Net income (loss) (c)                         750,601         1,702,991           1,244,897            954,378          (6,219,956)
Net income (loss) per Unit (c)                   3.72              8.43                6.16               4.72              (30.79)

Total assets (b)                           29,241,867        31,201,168          32,525,759         33,782,661          35,176,295

Cash distributions to Limited
 Partners (d)                               2,742,000         3,090,000           2,472,000          2,400,000           2,562,000
Cash distributions per Unit (d)                 13.71             15.45               12.36              12.00               12.81


(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes herein. On January 10, 1997, the Partnership entered into the Purchase Agreement to sell all of the Partnership's real estate assets. Reference is made to Item 7 for a detailed discussion of the Purchase Agreement and the sale of the Partnership's real estate assets and subsequent liquidation.

(b) Total income excludes the venture partner's share of income and total assets exclude venture partner's equity interest. See the Notes to Consolidated Financial Statements for a description of the joint venture.

(c) Includes losses due to impairment of assets of $816,000 ($4.08 per Unit) in 1996, $280,000 ($1.39 per Unit) in 1994 and $6,408,960 ($31.72 per Unit) in
     1992, net of the venture partner's share.

(d) Quarterly distributions are usually paid and recorded in the Partnership's records as distributions 45 days following the close of the calendar quarter. (The fourth quarter 1996 distribution was paid on March 10, 1997). Reference is made to the Notes to Consolidated Financial Statements for a description of payments made to the State of Connecticut on behalf of Limited Partners. These payments were charged to Limited Partner capital accounts and have not been included as part of the selected financial data presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends, and known certainties. The Partnership cautions the reader that actual results could differ materially from those expected by the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

     On February 4, 1986, the Partnership commenced an offering of $35,000,000 (subject to increase up to $50,000,000) of limited partnership interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on December 1, 1987 and a total of 200,000 Units were issued by the Partnership and assigned to the public at $250 per interest. Subsequent to the termination of the offering, no Unitholder has made any additional capital contribution. The Partnership does not expect to seek additional capital contributions.

     After deducting selling expenses and other offering costs, the Partnership had $45,463,209 with which to make investments in real property, to pay other costs related to such investments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 herein. Acquisition fees to affiliates in the amount of $2,500,000 will be paid from adjusted cash from operations after priority distributions to limited partners, or if necessary, from cash from sale proceeds. To date, no such fees have been paid and the General Partner expects the $2,500,000 payment to an affiliate of the General Partner to be made when the properties are sold. The Partnership did not incur any mortgage debt in connection with the acquisition of the properties. The Partnership does not intend to incur mortgage indebtedness at any time during the term of the Partnership.

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate. Reference is made to Item 2 for significant tenant information and lease information. Reference is made to Item 5 for information on cash distributions to Limited Partners.

     On November 8, 1996, the General Partner received an unsolicited contingency free offer from Koll General Partner Services ("Koll"), on behalf of the Glenborough Realty Trust Incorporated ("Glenborough"), to purchase all of the assets and liabilities of the Partnership as reflected in the Partnership's June 30, 1996 balance sheet for a purchase price of $28,000,000 or $140 per Unit, an amount equal to approximately 90% of the Partnership's net asset value as of December 31, 1995 ($156 per Unit). The Partnership's net asset value was based, in part, on valuations provided by CII and on an outside appraisal of the Westford Corporate Center. Both the Glenborough offer and the net asset value are gross numbers without a reduction for estimated sales costs. As part of the offer, Glenborough proposed that the Partnership pay Koll a 2% fee and the Partnership pay its share of closing costs. In addition Glenborough's offer to purchase the assets of the Partnership was conditioned upon the simultaneous purchase of the assets of CGEP. The General Partner, on behalf of the Partnership, reviewed and analyzed the Koll offer and ultimately rejected it because it was based upon outdated valuations of the Partnership's properties. At that time, CII was in the process of preparing current valuations, and Koll requested the opportunity to resume discussions regarding a possible sale at such time as when the new valuations were prepared.

     On November 18, 1996, Everest Realty Investors, LLC, a California limited liability company ("Everest"), initiated a tender offer to Limited Partners to purchase up to 40% or 80,000 of the Units at a purchase price of $115 per Unit, less the amount of any distributions per Unit, if any, made by the Partnership to Limited Partners after any distribution from operations for the third quarter of 1996 and less any Partnership transfer fees (the "Everest Offer"). The Partnership recommended that Limited Partners reject the Everest Offer primarily for two reasons: (1) the General Partner believed that the price of $115 per Unit, less certain amounts, was inadequate, and (2) the Everest Offer was limited to 80,000 Units, representing only approximately 40% of outstanding Units. In reaching its determination, the General Partner considered a number of factors, including that the Partnership was negotiating with Glenborough for the possible sale of all of the real estate assets of the Partnership for a purchase price which would result in Limited Partners receiving an amount significantly higher than the Everest Offer price of $115 per Unit.

     Following the receipt of current valuations from CII, the Partnership resumed discussions with Koll and Glenborough on December 2, 1996 regarding the proposed sale of the Partnership's assets. During these negotiations, Glenborough agreed (i) to limit the purchase to the Partnership's real estate assets rather than all assets and liabilities, (ii) to increase its purchase price from its original offer of $28,000,000 for all of the Partnership's assets and liabilities to $29,650,000 for the Partnership's real estate assets only (the increase in the purchase price was based on market valuations conducted by CII as of December 1996), and (iii) to assume certain transaction costs, including a brokerage fee payable to Koll in an approximate amount of $495,263. On December 10, 1996, the Partnership and Glenborough executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale. On December 12, 1996, the Partnership informed Limited Partners that a letter of intent had been executed with Glenborough and again recommending the rejection of the Everest Offer. The Everest Offer expired on December 17, 1996, and Limited Partners sold 366 Units or 0.18% of the outstanding Units to Everest.

     On January 10, 1997,  the  Partnership  and an  affiliate  of  Glenborough,
Glenborough Properties, L.P. ("Glenborough LP") entered into the Purchase Agreement. Under the terms of the Purchase Agreement, Glenborough LP will purchase all of the real estate assets of the Partnership (Piedmont Plaza Shopping Center, Woodlands Tech Center, Overlook Apartments, and the Partnership's joint venture interest in the Westford Corporate Center) for an aggregate purchase price of $29,650,000 (the "Sale").

     Under the Purchase Agreement, the consummation of the Sale is subject to the satisfaction of the following conditions: (i) the approval of the Sale and the Liquidation by the Board of Directors of the General Partner and the Board of Directors of the general partner of CGEP, (ii) the requisite approval by the Partnership's Unitholders and the unitholders of CGEP, (iii) the simultaneous consummation of the purchase by Glenborough LP of the CGEP real estate assets,
(iv) Glenborough LP's satisfactory review of real estate surveys and title reports, (v) the issuance to Glenborough LP by a title company of an Owner's Title Insurance Policy for each of the properties, and (vi) the delivery by the Partnership, the Venture and CGEP to Glenborough LP of appropriate instruments of conveyance and certain documents relating to the purchased properties.

     The Purchase Agreement contains representations and warranties with respect to the Partnership and the real estate properties which are generally customary in a transaction of this type. The Partnership has agreed to indemnify Glenborough LP from and against all costs, charges and expenses related to (i) the ownership, management and operation of the properties prior to the closing date, and (ii) the breach of any of the representations and warranties of the Partnership contained in the Purchase Agreement. In order for Glenborough LP to receive indemnification for breach of certain of the representations and warranties of the Partnership, Glenborough LP must make a written claim for such indemnification within one year of the closing. The General Partner will be solely responsible for any indemnity obligation arising under the Purchase Agreement relating to the breach of any of the representations and warranties of the Partnership contained in the Purchase Agreement.

     On January 24, 1997, the Board of Directors of the General Partner unanimously approved the Sale to Glenborough LP pursuant to the Purchase Agreement and the Liquidation, and directed that the Sale and liquidation be submitted to the Partnership's Unitholders for consent with the recommendation that Unitholders consent. The principal factors taken into consideration by the Board in approving the Sale and liquidation and in recommending that Unitholders consent thereto was that the Board concluded that the purchase price was a fair price to the Partnership and that it was an optimal time frame to sell all of the Partnership's properties.

     The Board concluded it was a fair price based on a number of factors. First, the purchase price was arrived at by arm's length negotiations, during the course of which Glenborough LP agreed to increase the price from $28,000,000 for all of the Partnership's assets and liabilities to $29,650,000 for only the Partnership's real estate assets (the Partnership's non-real estate assets, including accounts receivable and cash and cash equivalents on hand, will be liquidated and the proceeds distributed to Unitholders). Second, in addition to paying the increased purchase price, Glenborough LP agreed to pay Koll's brokerage fee of approximately $495,263 and to assume all closing costs, except for the Partnership's legal fees and expenses which are estimated at a maximum amount of $70,000. Third, because Glenborough LP's obligation to purchase under the Purchase Agreement is subject to fewer conditions than is often the case, the General Partner believes that it is far less likely that the Sale would not be consummated than is often the case. For example, the Sale is not subject to conditions such as an environmental review of the properties, or the ability of Glenborough LP to obtain satisfactory financing. Fourth, the purchase price represents a high percentage of market value (as determined by CII). Finally, the sale of all of the Partnership's properties at one time reduces transaction costs and administrative expenses, as well as future market risks. Although the sale of all of the Partnership's properties at one time reduces transaction costs, it is possible that if the properties were sold on an individual basis, the Partnership could realize a higher or lower return.

     The timing of the Sale is advantageous, the Board concluded, because (i) the markets in which the Partnership's properties operate have recovered substantially from the bottom of the cycle which occurred after their acquisition by the Partnership; (ii) all of the Partnership's properties have relatively stable operations; (iii) real estate capital markets are active; (iv) Woodlands Tech Center has relatively low leasing risk in the near term, and the Partnership had previously identified this property for a possible sale in 1997;
(v) because there are currently several high-end properties in Overlook's submarket which are in lease-up and whose effective rents are comparable to Overlook's and additional construction around Overlook is planned, the market in which Overlook operates is becoming saturated and therefore, offers little opportunity for value gain and the potential for a decline in value; (vi) Piedmont Shopping Center has been previously identified as a sale candidate due to its location and the potential weakness of its anchor tenant (K-Mart credit);
(vii) if the Westford Corporate Center is not sold at this time, the property would most likely have to be held by the Westford Office Venture until after 1999 or 2000 at which time new leases for this property are expected to be obtained; and (viii) the sale of all of the Partnership's properties is within the original projected ownership time-frame of the Partnership.

     Based on the terms of the Purchase Agreement, the date of the closing will occur on the 5th calendar day after the Partnership receives consent from the Partnership's Unitholders and CGEP's unitholders, respectively, for the Sale and subsequent Partnership liquidation. On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Unitholders of record as of the close of business on March 3, 1997, in connection with the solicitation of consents (the "Solicitation") to (i) the proposed sale of all of the real estate assets of the Partnership to Glenborough LP pursuant to the Purchase Agreement, and (ii) the dissolution and liquidation of the Partnership thereafter. The Sale must be approved by at least a majority of the issued and outstanding Units. The Solicitation expires April 15, 1997, unless extended by the General Partner in its sole discretion. If the Partnership fails to receive the requisite consents, then the Partnership will continue with its present objective of maximizing the return to Unitholders by actively managing and operating its properties over a short holding period. In that event, the Partnership's properties will be sold individually as previously planned.

     Any remaining accounts receivable and accounts payable of the Partnership after the Sale will be transferred to the General Partner for an amount equal to the face value of such accounts receivable less the amount of such accounts payable being assumed by the General Partner. The General Partner estimates that the net proceeds from the Sale (after deduction of estimated expenses of the Sale in a maximum amount of $70,000) when added to the net cash from the transfer of the remaining assets of the Partnership to the General Partner will be approximately $29,980,000 or an average amount of $150 per Unit. The General Partner estimates that the Partnership liquidation, including the distribution of the net proceeds of the Sale along with the net cash value of the remaining assets of the Partnership to the Unitholders, will be completed within sixty days after the consummation of the Sale.

     The actual amount distributed per Unit may vary from one Unitholder to another depending on the original admission date of the Limited Partner's Unit. The date of admission to the Partnership may cause the actual amounts distributed per Unit to vary among Unitholders. During the Partnership's offering period Limited Partners were admitted to the Partnership on a monthly basis and during this period, cash distribution amounts and income and loss allocations were applied to limited partner's capital accounts monthly, beginning in the month of admission. In general, the earlier a Limited Partner was admitted to the Partnership, the more cash distributions the Limited Partner would have received and the lower a Limited Partner current capital account balance will be. The liquidating distribution will vary based upon ending capital account balances. For taxable Units with an admission date of April 1, 1986, the earliest possible admission date, the minimum amount of the distribution has been estimated at approximately $150, whereas for taxable Units with an admission date of December 1, 1987, the latest possible admission date, the distribution has been estimated to be approximately $171. For nontaxable Units with an admission date of April 1, 1986, the minimum amount of the distribution will be approximately $149, whereas for nontaxable Units with an admission date of December 1, 1987, the maximum amount of the distribution will be approximately $155.

     The Partnership estimates that the Sale of the Partnership's properties will result in a tax loss of approximately $4,000,000 to the Partnership or approximately $82 of tax loss per $250 Unit for nontaxable Unitholders and $65 of taxable income per $250 Unit for taxable Unitholders. The Sale, if achieved, will result in a gain of approximately $3,900,000 to the Partnership under generally accepted accounting principles.

RESULTS OF OPERATIONS

RESULTS - 1996 COMPARED WITH 1995

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) inclusive of the venture partner's share of Venture, decreased in 1996 to approximately $3,165,000 compared to approximately $3,449,000 in 1995.

     Westford's net operating income decreased approximately $189,000 in 1996 as compared with 1995. Lower rental income due to a tenant change with a lower base rent coupled with higher maintenance costs led to the decrease.

     At Woodlands Tech Center, net operating income decreased approximately $96,000 in 1996. A decline in rental income from lower occupancy coupled with higher maintenance expenses for roof repairs, snow removal, and vacant units caused the decrease. In addition, real estate taxes increased as a result of a higher mill rate, and 1995 real estate tax expense was reduced by the receipt of property tax refunds relative to 1993 and 1994 tax years.

     Net operating income was flat at Piedmont Plaza. A decrease in other income (due to an adjustment recorded in 1996 for overbilling of 1995 tenant expense recoveries) was offset by a reduction in maintenance expense (1995 expenses included an exterior painting project).

     At Overlook Apartments, higher rental rates led to an increase in rental income, and expenses were reduced as a result of fewer carpet replacements and lower pest control costs. Overlook increased net operating income approximately $50,000 in 1996 over 1995.

     The balance of the decrease in Partnership net operating income for 1996, as compared with 1995, was primarily the result of legal and mailing costs relating to the Partnership's response to a tender offer and a decrease in interest income due to lower interest rates.

     Rental income decreased approximately $82,000 for the year ended December 31, 1996, as compared with 1995. A decline in occupancy led to a decrease in rental income of $73,000 (net of $58,000 more of lease termination fees collected in 1996 than 1995) at Woodlands Tech. A tenant change at Westford that included a lower base rate contributed approximately $57,000 to the decrease. Overlook had a $36,000 increase for the year as a result of rental rate increases implemented throughout the year, although average occupancy declined in 1996 compared with 1995.

     Other income decreased approximately $49,000 for the year ended December 31, 1996, as compared with 1995. At Westford, although billable tenant expense recoveries for common area maintenance ("CAM") and operating expenses and taxes ("OE&T") increased significantly in 1996 as the result of an increase in expenses, revenue decreased. The Westford decrease was the result of a $42,000 adjustment that was recorded in 1996 because the calculation of actual 1995 billable tenant expense recoveries for CAM and OE&T was less than the estimated amount accrued and billed throughout 1995. At Piedmont, the calculation of actual billable 1995 CAM and OE&T was completed during 1996 and an adjustment was recorded to reduce other income and accounts receivable by $17,000.

     Interest income decreased for the year ended December 31, 1996, as compared with 1995, due to a decrease in interest rates on short term investments.

     Property operating expenses increased for the year ended December 31, 1996, as compared with 1995. Severe winter weather resulted in higher snow removal and maintenance costs at both Westford and Woodlands Tech. An HVAC project and a rise in cleaning and janitorial and utility expenses led to additional increases at Westford. Also during 1996, a landscaping project that was previously capitalized was reclassified to an expense account at Westford. At Woodlands Tech, maintenance of and design fees for vacant space contributed to the increase. Partially offsetting the increases were decreases in maintenance expense (1995 included an exterior painting project) at Piedmont Plaza, and fewer carpet replacements and a lower pest control cost at Overlook Apartments. Real estate taxes were up at Woodlands Tech because of a rate increase and a 1993 and 1994 tax refund that was recorded in 1995, up at Overlook due to an increase in assessed value, and down at Westford and Piedmont, the result of assessment reductions.

     General and administrative expenses increased for the year ended December 31, 1996, as compared with the previous year, primarily due to an increase in payroll costs at Overlook and legal and mailing expenses relating to the Partnership's response to a tender offer for the Partnership's Units.

     Provision for doubtful accounts increased for the year ended December 31, 1996, as compared with 1995, primarily due to uncollected rental and other income at Piedmont Plaza relating to a tenant that walked away from its lease.

     The decrease in depreciation and amortization for the year ended December 31, 1996, as compared with the previous year, was primarily the result of a drop in depreciation expense at Overlook Apartments because furniture and fixtures acquired as part of the property purchase in 1988 have been fully depreciated.

     The decrease in the venture partner's share of Venture's operation in 1996, as compared with 1995, was the result of a decrease in Westford's overall results as described herein.

     In 1996, the Partnership recorded an impairment loss relative to Woodlands Tech due to estimated future cash flow declines reflecting a change in the estimated holding period.

RESULTS - 1995 COMPARED WITH 1994

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

     The increase in provision for doubtful accounts was primarily related to the collectability of expense reimbursements from the anchor tenant of Piedmont Plaza.

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

     In 1994, the Partnership recorded an impairment loss relative to Piedmont Plaza due to estimated future cash flow declines reflecting a change in the estimated holding period.


INFLATION

     With inflation at a low rate during 1996, 1995 and 1994, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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

     Escalation clauses dilute the increases in operating expenses due to inflation. As operating expenses rise because of inflation, so will the escalation revenues due to the Partnership, offsetting, at least in part, the increase in total expenses. The recapture provisions protect the Partnership from rising costs of common area maintenance as well as taxes and other operating expenses by passing through, at least partially, these increases to the lessees.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE


                                                                INDEX
                                                                                                                              PAGE
Report of Independent Accountants                                                                                               20
Financial Statements:
     Consolidated Balance Sheets, December 31, 1996 and 1995                                                                    21
     Consolidated Statements of Operations, For the Years Ended December 31, 1996, 1995 and 1994                                22
     Consolidated Statements of Partners' Capital, For the Years Ended December 31, 1996, 1995 and 1994                         23
     Consolidated Statements of Cash Flows, For the Years Ended December 31, 1996, 1995 and 1994                                24
     Notes to Financial Statements                                                                                              25

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1996                                                          31


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
CIGNA Income Realty-I Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CIGNA Income Realty-I Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 4, on March 25, 1997, the Partnership sent a Consent Solicitation Statement to the Limited Partners for approval of the sale of all real estate assets of the Partnership, and the subsequent dissolution and liquidation of the Partnership.


Price Waterhouse LLP
Hartford, Connecticut
March 27, 1997


                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                     CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31, 1996 AND 1995

                                                               ASSETS                    1996                      1995
                                                               ------                    ----                      ----
Property and improvements, at cost:
     Land and improvements                                                        $     9,413,952           $     9,552,353
     Buildings                                                                         26,646,297                27,323,577
     Tenant improvements                                                                5,317,299                 5,257,538
     Furniture and fixtures                                                               826,755                   820,904
                                                                                  ---------------           ---------------
                                                                                       42,204,303                42,954,372
     Less accumulated depreciation                                                     14,473,340                13,104,206
                                                                                  ---------------           ---------------
              Net property and improvements                                            27,730,963                29,850,166

Cash and cash equivalents                                                               3,496,686                 3,227,503
Accounts receivable (net of allowance of $40,538 in
 1996 and $15,158 in 1995)                                                                313,521                   300,941
Other assets                                                                                7,100                     9,760
Deferred charges, net                                                                     487,606                   492,190
                                                                                  ---------------           ---------------
              Total                                                               $    32,035,876           $    33,880,560
                                                                                  ===============           ===============

                                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued expenses (including $27,254
      in 1996 and $24,532 in 1995 due to affiliates)                              $       274,474           $       261,013
     Tenant security deposits                                                              98,871                   113,188
     Unearned income                                                                       57,986                    25,032
     Deferred acquisition fees due to affiliates                                        2,500,000                 2,500,000
                                                                                  ---------------           ---------------
              Total liabilities                                                         2,931,331                 2,899,233
                                                                                  ---------------           ---------------

Venture partner's equity in joint venture                                               2,794,009                 2,679,392
                                                                                  ---------------           ---------------

Partners' capital:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             50,176                    42,670
                                                                                  ---------------           ---------------
                                                                                           51,176                    43,670
                                                                                  ---------------           ---------------
     Limited partners (200,000 Units):
         Capital contributions, net of offering costs                                  45,463,209                45,463,209
         Cumulative net income                                                          4,967,445                 4,224,350
         Cumulative cash distributions                                                (24,171,294)              (21,429,294)
                                                                                  ---------------           ---------------
                                                                                       26,259,360                28,258,265
                                                                                  ---------------           ---------------
              Total partners' capital                                                  26,310,536                28,301,935
                                                                                  ---------------           ---------------
              Total                                                               $    32,035,876           $    33,880,560
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

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Income:
     Base rental income                                              $   4,551,236           $   4,632,760           $   4,394,632
     Other income                                                          821,110                 869,720                 943,355
     Interest income                                                       154,382                 170,263                 121,905
                                                                     -------------           -------------           -------------
                                                                         5,526,728               5,672,743               5,459,892
                                                                     -------------           -------------           -------------

Expenses:
     Property operating expenses                                         1,697,276               1,619,142               1,588,395
     General and administrative                                            453,246                 395,160                 419,267
     Fees and reimbursements to affiliates                                 184,859                 189,643                 161,006
     Provision for doubtful accounts                                        26,143                  19,412                   3,519
     Depreciation and amortization                                       1,483,986               1,588,427               1,660,381
     Loss due to impairment of assets                                      816,000                      --                 280,000
                                                                     -------------           -------------           -------------
                                                                         4,661,510               3,811,784               4,112,568
                                                                     -------------           -------------           -------------

         Income inclusive of venture
          partner's share of venture operations                            865,218               1,860,959               1,347,324

     Venture partner's share of venture income                            (114,617)               (157,968)               (102,427)
                                                                     -------------           -------------           --------------

         Net income                                                  $     750,601           $   1,702,991           $   1,244,897
                                                                     =============           =============           =============


Net income:
     General Partner                                                 $       7,506           $      17,030           $      12,449
     Limited partners                                                      743,095               1,685,961               1,232,448
                                                                     -------------           -------------           -------------
                                                                     $     750,601           $   1,702,991           $   1,244,897
                                                                     =============           =============           =============

Net income per Unit                                                  $        3.72           $        8.43           $        6.16
                                                                     =============           =============           =============

Cash distributions per Unit                                          $       13.72           $       15.46           $       12.37
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

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                          General                 Limited
                                                                          Partner                Partners                   Total

Balance at December 31, 1993                                           $    14,191          $   30,906,836          $   30,921,027

Cash distributions                                                              --              (2,474,030)             (2,474,030)

Net income                                                                  12,449               1,232,448               1,244,897
                                                                       -----------          --------------          --------------

Balance at December 31, 1994                                                26,640              29,665,254              29,691,894

Cash distributions                                                              --              (3,092,950)             (3,092,950)

Net income                                                                  17,030               1,685,961               1,702,991
                                                                       -----------          --------------          --------------

Balance at December 31, 1995                                                43,670              28,258,265              28,301,935

Cash distributions                                                              --              (2,742,000)             (2,742,000)

Net income                                                                   7,506                 743,095                 750,601
                                                                       -----------          --------------          --------------

Balance at December 31, 1996                                           $    51,176          $   26,259,360          $   26,310,536
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

                                              CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                                                  (A DELAWARE LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income                                                    $       750,601          $    1,702,991          $    1,244,897
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                              34,370                  19,877                  30,682
         Provision for doubtful accounts                                    26,143                  19,412                   3,519
         Depreciation and amortization                                   1,483,986               1,588,427               1,660,381
         Loss due to impairment of assets                                  816,000                      --                 280,000
         Venture partner's share of venture's operations                   114,617                 157,968                 102,427
         Accounts receivable                                               (38,723)                 55,153                 (62,328)
         Accounts payable and accrued expenses                               4,193                  31,124                 (13,283)
         Other, net                                                         41,605                  26,396                   3,713
                                                                   ---------------          --------------          --------------
              Net cash provided by operating activities                  3,232,792               3,601,348               3,250,008
                                                                   ---------------          --------------          --------------

Cash flows from investing activities:
     Distribution to joint venture partner                                      --                (521,600)                     --
     Purchases of property and improvements                                (74,021)               (144,511)               (330,303)
     Payment of leasing commissions                                       (144,638)                (20,513)                (90,862)
                                                                   ---------------          --------------          --------------
              Net cash used in investing activities                       (218,659)               (686,624)               (421,165)
                                                                   ---------------          --------------          --------------

Cash flows from financing activities:
     Cash distributions to limited partners                             (2,744,950)             (3,092,030)             (2,473,552)
                                                                   ---------------          --------------          --------------

Net increase (decrease) in cash and cash equivalents                       269,183                (177,306)                355,291
Cash and cash equivalents, beginning of year                             3,227,503               3,404,809               3,049,518
                                                                   ---------------          --------------          --------------
Cash and cash equivalents, end of year                             $     3,496,686          $    3,227,503          $    3,404,809
                                                                   ===============          ==============          ==============

Supplemental disclosure of non-cash information:
     Accrued purchase of property and improvements                 $        30,000          $       17,782          $           --
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

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     CIGNA Income Realty-I Limited Partnership (the "Partnership"), a Delaware limited partnership, was organized in October 1985 to own and operate residential and commercial real estate. The general partner of the Partnership is CIGNA Realty Resources, Inc.-Tenth (the "General Partner"). On March 25, 1997, the Partnership sent a Consent Solicitation Statement to the Limited Partners for approval of the sale of all real estate assets of the Partnership, and the subsequent dissolution and liquidation of the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Westford Office Venture. The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. Depreciation of assets to be disposed of is prohibited. On January 1, 1996, the Partnership adopted the statement which had no impact on the Partnership's results of operations, liquidity and financial condition.

C)   FINANCIAL   INSTRUMENTS:   Financial  instruments  subject  to  fair  value
     disclosure requirements are carried in the financial statements at amounts that approximate fair value.

D) PROPERTY AND IMPROVEMENTS: Property and improvements were held for the production of income at December 31, 1995 and were held for sale at December 31, 1996. Property and improvements held for the production of income are carried at depreciated cost less any write-downs to fair value. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the real property (15 to 39 years), tangible personal property (7 years) and tenant improvements (respective lease terms). Property and improvements held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

E) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

F) DEFERRED CHARGES: Deferred charges consist of leasing commissions and rental concessions that are being amortized using the straight-line method over the respective lease terms.

G) PARTNERS' CAPITAL: Offering costs consisting of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

H) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   FEDERAL INCOME TAX REPORTING

     The principal differences between generally accepted accounting principles and tax reporting is the classification of offering costs (sales commissions and other issuance expenses), impairment losses and depreciation methods. The net effects of the differences as of December 31, 1996, 1995 and 1994, are summarized as follows:

                                     1996                                1995                               1994
                        -----------------------------      ---------------------------------   ---------------------------------
                           Financial           Tax            Financial            Tax           Financial            Tax
                           Reporting        Reporting         Reporting         Reporting        Reporting         Reporting
Total assets          $   32,035,876    $  42,264,470       $  33,880,560     $  43,233,774     $  35,568,783     $ 44,459,133
Partners' capital:
   General Partner            51,176          136,533              43,670           120,103            26,640          101,973
   Limited partners       26,259,360       39,118,269          28,258,265        40,233,704        29,665,254       41,531,782
Net income (a):
   General Partner             7,506           16,430              17,030            18,130            12,449           16,712
   Limited partners          743,095        1,626,565           1,685,961         1,794,872         1,232,448        1,654,486
Net income (loss)               3.72           14.21-                8.43            15.18-              6.16           14.59-
 per Unit(a)(b)                                  (.13)                                  .52                               (.34)


(a) Includes losses due to impairment of assets for financial reporting of $816,000 ($4.08 per Unit) in 1996 and $280,000 ($1.39 per Unit) in 1994.

(b) For tax reporting only, all depreciation is allocated 1% to the General Partner and 99% to the taxable limited partners in accordance with the Partnership Agreement. The two amounts on a per Unit basis presented for tax reporting represent the differing allocations to nontaxable and taxable limited partners.

4.   INVESTMENT PROPERTIES

   The Partnership has acquired, either directly or through a joint venture, two commercial office complexes, one shopping plaza and one apartment complex as follows: Woodlands Tech Center, St. Louis, Missouri; Westford Corporate Center, Westford, Massachusetts; Piedmont Plaza Shopping Center, Apopka, Florida; and the Overlook Apartments, Scottsdale, Arizona. Leases in effect are generally for a term of twenty years or less for the commercial properties, and for one year or less for the residential property. No mortgage debt was incurred in the purchases. At December 31, 1996, the properties were held for sale.

   With respect to the Partnership's accounting policies for property and improvements and impairment of assets, the Partnership recognized impairment of asset losses in 1996, 1994 and 1992. In 1996, the Partnership recorded an impairment of $816,000 relative to Woodlands Tech due to a reduction in the estimated holding period and at December 31, 1996, the property is carried at its fair value less costs to sell. In 1994, the Partnership recorded an impairment of $280,000 relative to Piedmont Plaza due to a reduction in the estimated holding period. In 1992, the Partnership recorded impairments of $3,600,000 and $3,800,000 relative to Piedmont Plaza and Westford Corporate Center.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   On December 10, 1996, the Partnership and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of all of the Partnership property and improvements (Piedmont Plaza Shopping Center, Woodlands Tech Center, the Overlook Apartments, and the Partnership's joint venture interest in the Westford Corporate Center) for an aggregate purchase price of $29,650,000. On January 10, 1997, the Partnership and the Glenborough Properties, L.P. ("Glenborough LP"), an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

   Based on the terms of the Purchase Agreement, the date of the closing will occur on the 5th calendar day after the Partnership receives consent from the Partnership's Limited Partners for the sale of the Partnership's property and improvements and subsequent Partnership liquidation. On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Limited Partners. The
Partnership has fixed March 3, 1997 as the record date for determining the Unitholders entitled to notice of and to consent to the sale, the Purchase Agreement and the liquidation. The sale must be approved by at least a majority of the issued and outstanding Units. The Consent Solicitation Statement expires April 15, 1997.

   The Partnership has estimated that the net proceeds from the sale of the Partnership's property and improvements (after deduction of estimated expenses of approximately $70,000) when added to the net cash from the transfer of the remaining assets of the Partnership to the General Partner will be approximately $29,980,000 or an average amount of $150 per Unit. The Partnership has estimated that the liquidation will be completed within sixty days after the sale is completed.


5.   DEFERRED CHARGES

   Deferred charges at December 31, 1996 and 1995 consist of the following:

                                                1996                    1995
                                                ----                    ----

     Deferred leasing commissions        $   1,203,646           $   1,059,008
     Accumulated amortization                 (719,254)               (604,402)
                                         --------------           -------------
                                               484,392                 454,606
     Deferred rent credits                       3,214                  37,584
                                         --------------           -------------
                                         $     487,606           $     492,190
                                         ==============          ==============


6.   VENTURE AGREEMENT

     The Partnership acquired a 73.92% interest in the Westford Office Venture (the "Venture"), which owns the Westford Corporate Center in Westford, Massachusetts. The general partner of the Partnership's joint venture partner is an affiliate of the General Partner.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Summary financial information for the Venture as of and for the years ended December 31, 1996, 1995 and 1994 follows:
                                     1996               1995            1994
                                     ----               ----            ----

    Total assets            $    11,712,625    $    11,280,276     $ 12,671,892
    Total liabilities               744,867            751,999          749,320

    Total income                  1,843,202          1,911,290        1,686,829
    Net income                      439,481            605,705          392,741

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

     The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $1,478,400. No distributions were made by the Venture in 1996 or 1994.

7.   LEASES

     All of the commercial properties have leases currently in effect which have been accounted for as operating leases. The majority have terms which range from three to five years. Following is a schedule of minimum annual future rentals based upon non-cancelable leases currently in effect, excluding tenant renewal options:

     Year ending December 31:
         1997                            $2,979,855
         1998                             2,812,417
         1999                             1,601,356
         2000                             1,063,147
         2001                             1,007,982
         Thereafter                       7,558,021

     Certain of the leases contain escalation and expense recapture clauses which provide that tenants will pay their pro rata share of any increases in common area maintenance, taxes and other operating expenses over base period amounts. The Partnership earned $716,433 in 1996, $751,338 in 1995 and, $807,628 in 1994 as a result of such provisions. These amounts are included as other income in the Statement of Operations.

     Generally, a portion of the net leasable area for commercial real estate properties is occupied by significant tenants (occupying 10% or more of the net leasable area). Significant tenant information for the Partnership's investment properties, including the property owned through a joint venture, is as follows:
Woodlands Tech - two tenants occupy 26% of net leasable area and account for 30% of gross rental revenue; Piedmont Plaza - one tenant occupies 71% of net leasable area and accounts for 64% of gross rental revenue; Westford - two tenants occupy 100% of the net leasable area and account for 100% of gross rental revenue. Any loss of a significant tenant could have a material adverse effect on the Partnership's results of operations. Although an uncertainty exists relative to the replacement of a tenant upon early termination, the revenue effect of an early termination of a significant tenant is tempered by the potential for termination fees, and is therefore not likely to be material to the Partnership's liquidity or financial condition.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.   TRANSACTIONS WITH AFFILIATES

     An  affiliate  of  the  General  Partner   provided   investment   property
acquisition services to the Partnership for fees of $2,500,000 which will be payable upon the sale of the Partnership's properties.

     Fees and other expenses related to the General Partner or its affiliates during the periods ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996           1995          1994
                                            ----           ----          ----

     Property management fee (a)(b)    $   114,755     $  116,633    $  109,952
     Printing                               14,793         10,609        10,127
     Reimbursement (at cost) for
      out of pocket expenses                55,311         62,401        40,927
                                       -----------     ----------    ----------
                                       $   184,859     $  189,643    $  161,006
                                       ===========     ==========    ==========

(a) Does not include property management fees earned by independent property management companies of $195,486, $194,007 and $187,062 for 1996, 1995 and
     1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

(b)  In 1996, 1995 and 1994, $14,002,  $14,577 and $13,210,  respectively,  were attributable to the joint venture partner's share of the Venture.

9.   PARTNERS' CAPITAL

     During 1991, the State of Connecticut enacted income tax legislation, a part of which affected partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut-based income and are subject to Connecticut tax. The Partnership had elected to pay the tax due on the limited partners' share of portfolio income in 1995 and, therefore, paid tax due of $2,950 directly to the State of Connecticut in April 1996 for the 1995 Form CT-G Connecticut Group Income Tax Return. This amount was treated as a reduction of partners' capital and reported as a distribution in 1995.

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

11. SUBSEQUENT EVENT

     On March 10, 1997, the Partnership paid a cash distribution of $720,000 to the limited partners.



                                            CIGNA INCOME REALTY-I LIMITED PARTNERSHIP                               SCHEDULE III
                                                 (A DELAWARE LIMITED PARTNERSHIP
                                                    AND CONSOLIDATED VENTURE)

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        DECEMBER 31, 1996





                                                                                                     Costs Capitalized
                                            Initial Cost to Partnership (A)(B)                         Subsequent to
                                                                                                       Acquisition (C)

                                                                                                       Land, Building
      Description                    Land and Land             Buildings          Furniture and       Improvements and
                                      Improvements                                 Fixtures         Furniture & Fixtures

Woodlands Tech Center                 $  1,245,400           $  6,090,171          $      --              $ 586,093
St. Louis, MO

Westford Corporate Center (G)            3,223,875             13,759,689                 --             (2,248,845)
Westford, MA

Piedmont Plaza Shopping Center           4,367,093              6,201,165                 --             (1,277,196)
Apopka, FL

Overlook Apartments                      2,932,103              6,462,901            788,608                 73,246
Scottsdale, AZ
                                     -------------           -------------        -----------           -------------
Totals                                 $11,768,471            $32,513,926          $ 788,608            $(2,866,702)
                                     =============           =============        ===========           =============





                                             Gross Amount at Which Carried at Close of Period (D)(E)

      Description                Land and Land    Buildings and         Tenant        Furniture and
                                 Improvements     Improvements       Improvements       Fixtures           Total

Woodlands Tech Center               $1,118,520      $ 5,482,095       $1,321,049      $        --       $ 7,921,664
St. Louis, MO

Westford Corporate Center (G)        2,526,235       10,716,382        1,492,102               --        14,734,719
Westford, MA

Piedmont Plaza Shopping Center       2,801,996        3,984,918        2,504,148               --         9,291,062
Apopka, FL

Overlook Apartments                  2,967,201        6,462,902               --          826,755        10,256,858
Scottsdale, AZ
                                  -------------    -------------      -----------       ----------      -----------
Totals                              $9,413,952      $26,646,297       $5,317,299        $ 826,755       $42,204,303
                                  =============    =============      ===========       ==========      ===========



                                            CIGNA INCOME REALTY-I LIMITED PARTNERSHIP                               SCHEDULE III
                                                 (A DELAWARE LIMITED PARTNERSHIP
                                                    AND CONSOLIDATED VENTURE)

                                            REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        DECEMBER 31, 1996




                                                                                                    Life on Which
                                                                                                Depreciation in Latest
                                Accumulated                                                     Statement of Operations
     Description               Depreciation (F)     Date of Construction     Date Acquired           is Computed

Woodlands Tech Center             $ 3,337,948               1986                07/03/86              2-39 years
St. Louis, MO

Westford Corporate                  5,237,109               1986                11/01/86              2-39 years
Center (G)
Westford, MA

Piedmont Plaza Shopping             2,856,419               1985                05/01/87              2-39 years
Center
Apopka, FL

Overlook Apartments                 3,041,864               1988                10/14/88             7-27.5 years
Scottsdale, AZ
                            -------------------
Totals                            $14,473,340
                            ===================


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

(C) Includes impairment losses in 1996 relative to Woodlands Tech Center in the amount of $816,000, in 1994 relative to Piedmont Plaza in the amount of $280,000 and in 1992 relative to Piedmont Plaza and Westford Corporate Center in the amounts of $3,600,000 and $3,800,000, respectively.

(D) The aggregate cost of the real estate owned at December 31, 1996 for federal income tax purposes is $50,700,304.

(E)  Reconciliation of real estate owned:


         Description                       1996                   1995                  1994

Balance at beginning of period          $42,954,372            $42,792,079           $42,773,001

Additions during period                      65,931                162,293               299,078

Reductions during period (C)               (816,000)                    --              (280,000)
                                        ------------           -----------           ------------
Balance at end of period                $42,204,303            $42,954,372           $42,792,079
                                        ============           ===========           ============

(F) Reconciliation of accumulated depreciation:


         Description                        1996                  1995                   1994

Balance at beginning of period          $13,104,206           $11,635,309            $10,115,121

Additions during period                   1,369,134             1,468,897              1,520,188
                                        -----------           -----------            -----------
Balance at end of period                $14,473,340           $13,104,206            $11,635,309
                                        ===========           ===========            ===========


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

         The directors and executive officers of the General Partner as of February 14, 1997, are as follows:

     Name                                        Office                                          Served Since
     R. Bruce Albro                              Director                                        May 2, 1988

     David Scheinerman                           Director                                        July 25, 1995

     Philip J. Ward                              Director                                        May 2, 1988

     John D. Carey                               President                                       September 7, 1993

     Verne E. Blodgett                           Vice President, Counsel                         April 2, 1990

     Joseph W. Springman                         Vice President, Assistant Secretary             September 7, 1993

     David C. Kopp                               Secretary                                       September 29, 1989

     Kenneth Garrett                             Treasurer                                       April 26, 1996

     Josephine C. Donofrio                       Controller                                      September 23, 1996


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

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:


                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 54, a Senior Managing Director of CIM, joined Connecticut General's Investment Operations in 1971 as an Equities Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual
Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst. He is a Chartered Financial Analyst.


                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 36, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $94 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 13 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.


                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 48, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of Simon DeBartolo Corporation and Wyndham Hotel Corporation.

                            JOHN D. CAREY - PRESIDENT

     Mr. Carey, age 33, is the President of the General Partner and CIGNA Financial Partners, Inc. (CFP) and manages the Tax Advantaged Investment unit of CIGNA Investment Management-Real Estate. Mr. Carey was elected President in 1993, and from 1990 to 1996, he served as the Controller of the General Partner and CFP, primarily responsible for accounting and financial reporting. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science degree and is a Certified Public Accountant.


                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 59, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 55, is Managing Director and department head responsible for Acquisitions. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director - Real Estate Operations, Portfolio Management, Vice President - Real Estate Production and Managing Director - Asset
Management.  He  received  a  Bachelor  of Science  degree  from the U.S.  Naval
Academy.


                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 51, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is past President of the Hartford Chapter, American Society of Corporate Secretaries.


                         KENNETH R. GARRETT - TREASURER

     Kenneth R. Garrett, age 40, is Assistant Vice President, Bank Reconciliation and Services of CIGNA Corporation. In this capacity he manages a staff responsible for reconciling approximately 500 CIGNA Corporation and subsidiaries bank accounts, establishing and enforcing signature authority limits on checks and drafts, working and negotiating with banks for paper based disbursement services and providing check and draft services to CIGNA's operating divisions. Kenneth joined the Insurance Company of North America (INA) in 1988. He has held a number of positions in insurance, finance and strategy with INA and later with the merged CIGNA Corporation before assuming his current responsibilities. He received a B.A. degree for Delaware State University and an M.B.A. in finance from Atlanta University.

                       JOSEPHINE C. DONOFRIO - CONTROLLER

     Ms. Donofrio, age 29, was elected Controller of Tax Advantaged Investments in 1996. In 1993, Ms. Donofrio joined CIGNA Investment Management - Real Estate as a member of the Tax Advantaged Investment Unit. Prior to joining CIGNA Investment Management, Ms. Donofrio was a senior accountant at Kostin, Ruffkess & Company, LLC. Her experiences include financial and tax reporting for public and private real estate limited partnership syndications. Ms. Donofrio is a graduate of the University of Connecticut with a Bachelor of Science Degree. She is a Certified Public Accountant and a member of the Connecticut Society of Certified Public Accountants.

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

     As of February 14, 1997, the individual directors, and the directors and officers as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:
                                        Units            Shares
                                     Beneficially     Beneficially   Percent of
       Name                             Owned(a)        Owned(b)        Class

       R. Bruce Albro (c)                  0              9,192           *
       David Scheinerman (d)               0              2,153           *
       Philip J. Ward (e)                  0             12,683           *

       All directors and officers
        Group (9) (f)                      0             29,896           *

    * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.

(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.

(c) Shares beneficially owned includes options to acquire 6,056 shares and 1,318 shares which are restricted as to disposition.

(d) Shares beneficially owned includes options to acquire 345 shares and 1,599 shares which are restricted as to disposition.

(e) Shares beneficially owned includes options to acquire 4,630 shares and 1,645 shares which are restricted as to disposition.

(f) Shares beneficially owned by directors and officers include 12,066 shares of CIGNA common stock which may be acquired upon exercise of stock options and 8,606 shares which are restricted as to disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner of the Partnership is generally entitled to receive l% of cash distributions, subordinated to a priority distribution of 6% non-cumulative, non-compounded return to the limited partners on their adjusted invested capital and l% of profits or losses. In 1996, the General Partner received no cash distributions and a share of the Partnership's net income of $7,506. Reference is also made to the Notes to Consolidated Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10.

CII provided asset management services to the Partnership during 1996 for the Woodlands Tech Center, Westford Corporate Center and Piedmont Plaza at fees calculated at 6% of gross revenues collected less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. For Overlook Apartments fees are calculated at 5% of gross revenues collected less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1996, CII earned asset management fees amounting to $114,755 for such services, of which $22,191 was unpaid as of December 31, 1996. Independent third party property managers earned $195,486 of management fees, of which $17,839 was unpaid as of December 31, 1996.

CII has earned a nonrecurring acquisition fee for evaluating and selecting real property to be acquired equal to $2,500,000. Acquisition fees will be paid from adjusted cash from operations after priority distributions to limited partners, or if necessary, from cash from sale proceeds. To date, no such fees have been paid and the General Partner expects payment to be made when the properties are sold.

A subordinated incentive management fee of 9% of adjusted cash from operations will be payable to CII, but only after the limited partners have received their priority distributions as described above, the General Partner has received its 1% distribution described above and acquisition fees have been paid.

The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1996, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $70,104 of which $5,063 was unpaid as of December 31, 1996.

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

                  (j) Agreement  of Purchase  and Sale dated  January 10,  1997, between CIGNA Income Realty-I Limited Partnership, Connecticut General Equity Properties-I Limited Partnership, and Westford Office Venture, as sellers and Glenborough Properties, L.P., as purchaser, incorporated by reference to Annex 1 to the Registrant's Consent Solicitation Statement on Schedule 14A filed on March 25, 1997.

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

                                       CIGNA INCOME REALTY-I LIMITED PARTNERSHIP


                                       By:  CIGNA Realty Resources, Inc.-Tenth,
                                            General Partner


Date:  March 28, 1997                  By:  /s/   John D. Carey
                                            -------------------
                                            John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


  /s/   R. Bruce Albro                  Date:   March 28, 1997
  -----------------------------
  R. Bruce Albro, Director



  /s/   David Scheinerman               Date:    March 28, 1997
  -----------------------------
  David Scheinerman, Director



  /s/   Philip J. Ward                  Date:   March 28, 1997
  -----------------------------
  Philip J. Ward, Director



  /s/   John D. Carey                   Date:   March 28, 1997
  -----------------------------
  John D. Carey, President
  (Principal Executive Officer)



  /s/   Kenneth Garrett                 Date:   March 28, 1997
  -----------------------------
  Kenneth Garrett, Treasurer
  (Principal Financial Officer)



  /s/   Josephine C. Donofrio           Date:    March 28, 1997
  -----------------------------
  Josephine C. Donofrio, Controller
  (Principal Accounting Officer)