Form 10-Q
period 1997-03-31
CIGNA INCOME REALTY I LTD PARTNERSHIP
filed 1997-05-14
CIK 784000

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                            AND CONSOLIDATED VENTURE

                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,                DECEMBER 31,
                                                                                        1997                       1996
                                                               ASSETS                (UNAUDITED)                 (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     9,413,952           $     9,413,952
     Buildings                                                                         26,646,297                26,646,297
     Tenant improvements                                                                5,396,841                 5,317,299
     Furniture and fixtures                                                               826,755                   826,755
                                                                                  ---------------           ---------------
                                                                                       42,283,845                42,204,303
     Less accumulated depreciation                                                     14,473,340                14,473,340
                                                                                  ---------------           ---------------
              Net property and improvements                                            27,810,505                27,730,963

Cash and cash equivalents                                                               3,518,457                 3,496,686
Accounts receivable (net of allowance of $28,614 in 1997
 and $40,538 in 1996)                                                                     396,524                   313,521
Other assets                                                                               27,437                     7,100
Deferred charges, net                                                                     498,897                   487,606
                                                                                  ---------------           ---------------
              Total                                                               $    32,251,820           $    32,035,876
                                                                                  ===============           ===============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued expenses (including $33,711
       in 1997 and $27,254 in 1996 due to affiliates)                             $       361,266           $       274,474
     Tenant security deposits                                                              93,957                    98,871
     Unearned income                                                                       47,895                    57,986
     Deferred acquisition fees due to affiliates                                        2,500,000                 2,500,000
                                                                                  ---------------           ---------------
              Total liabilities                                                         3,003,118                 2,931,331
                                                                                  ---------------           ---------------

Venture partner's equity in joint venture                                               2,865,645                 2,794,009
                                                                                  ---------------           ---------------

Partners' capital:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             58,101                    50,176
                                                                                  ---------------           ---------------
                                                                                           59,101                    51,176
                                                                                  ---------------           ---------------
     Limited partners (200,000 Units):
         Capital contributions, net of offering costs                                  45,463,209                45,463,209
         Cumulative net income                                                          5,752,041                 4,967,445
         Cumulative cash distributions                                                (24,891,294)              (24,171,294)
                                                                                  ---------------           ---------------
                                                                                       26,323,956                26,259,360
                                                                                  ---------------           ---------------
              Total partners' capital                                                  26,383,057                26,310,536
                                                                                  ---------------           ---------------
              Total                                                               $    32,251,820           $    32,035,876
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

                                                                 2

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                                   1997                     1996
                                                                                                   ----                     ----
Income:
     Base rental income                                                                        $   1,132,621         $   1,140,567
     Other income                                                                                    219,833               184,417
     Interest income                                                                                  38,711                37,886
                                                                                               -------------         -------------
                                                                                                   1,391,165             1,362,870
                                                                                               -------------         -------------

Expenses:
     Property operating expenses                                                                     390,405               481,564
     General and administrative                                                                       95,446               105,608
     Fees and reimbursements to affiliates                                                            41,157                46,231
     Depreciation and amortization                                                                        --               373,535
                                                                                               -------------         -------------
                                                                                                     527,008             1,006,938
                                                                                               -------------         -------------

         Income inclusive of venture partner's
          share of venture operations                                                                864,157               355,932

Venture partner's share of venture net income                                                         71,636                 5,487
                                                                                               -------------         -------------

         Net income                                                                            $     792,521         $     350,445
                                                                                               =============         =============


Net income:
     General Partner                                                                           $       7,925         $       3,505
     Limited partners                                                                                784,596               346,940
                                                                                               -------------         -------------
                                                                                               $     792,521         $     350,445
                                                                                               =============         =============


Net income per Unit                                                                            $        3.92         $        1.73
                                                                                               =============         =============

Cash distribution per Unit                                                                     $        3.60         $        3.75
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

                                                                 3

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                        1997                       1996
                                                                                        ----                       ----
Cash flows from operating activities:
     Net income                                                                   $       792,521           $       350,445
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                                                957                     5,298
         Depreciation and amortization                                                         --                   373,535
         Venture partner's share of venture's operations                                   71,636                     5,487
         Accounts receivable                                                              (83,003)                   50,126
         Accounts payable                                                                 116,792                    54,259
         Other, net                                                                       (35,342)                   31,646
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   863,561                   870,796
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                              (109,542)                  (17,782)
     Payment of leasing commissions                                                       (12,248)                   (6,550)
                                                                                  ---------------           ---------------
              Net cash used in investing activities                                      (121,790)                  (24,332)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                               (720,000)                 (750,000)
                                                                                  ---------------           ---------------


Net increase in cash and cash equivalents                                                  21,771                    96,464
Cash and cash equivalents, beginning of year                                            3,496,686                 3,227,503
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     3,518,457           $     3,323,967
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

                                                                 4

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Readers of this quarterly report should refer to CIGNA INCOME REALTY-I LIMITED PARTNERSHIP'S ("the Partnership") audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. All such adjustments are of a normal recurring nature. The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Westford Office Venture. The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

B) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

C) OTHER ASSETS: At March 31, 1997, other assets included costs related to the sale of the properties.

2.   INVESTMENT PROPERTIES

     On December 10, 1996, the Partnership and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of all of the Partnership property and improvements (The Overlook Apartments ("Overlook"), Woodlands Tech Center ("Woodlands"), Piedmont Plaza Shopping Center ("Piedmont") and the Partnership's joint venture interest in the Westford Corporate Center ("Westford JV")) for an aggregate purchase price of $29,650,000. On January 10, 1997, the Partnership and the Glenborough Properties, L.P., an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

     On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Limited Partners requesting consent to the proposed sale, the Purchase Agreement and the liquidation. The Consent Solicitation Statement expired April 15, 1997, and the General Partner received the required majority consent. The sale was completed on April 29, 1997.

     After closing costs of approximately $131,000, the Partnership netted approximately $29,519,000 (Overlook - $11,110,300, Woodlands - $4,567,300,
Piedmont - $6,319,700, and Westford JV interest - $7,521,700). For book purposes, the properties had a carrying value of approximately $25,864,000 (Overlook - $7,215,000, Woodlands - $4,772,000, Piedmont - $6,757,000, and
Westford JV interest - $7,120,000) and the Partnership expects to record a net gain of approximately $3,655,000 (Overlook - $3,895,300, Woodlands - $(204,700), Piedmont - $(437,300) and Westford JV interest - $401,700). The net gain inclusive of the Partnership's joint venture partner's interest in Westford JV is expected to be approximately $3,797,000. To complete the liquidation, the net proceeds from the sale together with the net cash from the transfer of the Partnership's remaining assets to the General Partner, will be distributed to limited partners on or about June 30, 1997. The Partnership will terminate concurrently with the liquidating distribution.

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

     Venture operations information:
                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                        1997                       1996
     Total income of venture                                                      $       464,762           $       418,573
     Net income of venture                                                                274,679                    21,037

     Venture balance sheet information:
                                                                                       March 31,               December 31,
                                                                                         1997                      1996

     Total assets                                                                 $    12,011,717           $    11,712,625
     Total liabilities                                                                    769,280                   744,867

4.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                                   March 31,       December 31,
                                                     1997              1996

     Deferred leasing commissions                $  1,215,894     $  1,203,646
     Accumulated amortization                        (719,254)        (719,254)
                                                 ------------     -------------
                                                      496,640          484,392
     Deferred rent credits                              2,257            3,214
                                                 ------------     ------------
                                                 $    498,897     $    487,606
                                                 ============     ============

5.   TRANSACTIONS WITH AFFILIATES

     Fees and expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                          Three Months Ended          Unpaid at
                                              March 31,               March 31,
                                        1997             1996           1997
                                        ----             ----           ----

  Property management fees(a)(b)     $    26,324     $   29,567     $   22,614
  Reimbursement (at costs)
   for out-of-pocket expenses             14,833         16,664         11,097
                                     -----------     ----------     ----------
                                     $    41,157     $   46,231     $   33,711
                                     ===========     ==========     ==========

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


(a) Included in property management fees is $3,517 and $3,504 for the three months ended March 31, 1997 and 1996, respectively, attributable to the venture partner's share of the Westford Office Venture.

(b) Does not include on-site management fees earned by independent property management companies of $44,984 and $51,262 for the three months ended March 31, 1997 and 1996, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

     The  Partnership   owes  an  affiliate  of  the  General  Partner  deferred
acquisition fees of $2,500,000 which will be paid upon the Partnership's liquidation.



6.   SUBSEQUENT EVENTS

     On May 15, 1997, the Partnership paid the first quarter 1997 distribution from operations of $720,000 to the limited partners.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaled $3,518,457 and $1,741,702, respectively. The Partnership paid the first quarter 1997 cash distribution of $720,000 or $3.60 per Unit on May 15, 1997, reflective of the Partnership's adjusted cash from operations for the three months ended March 31, 1997.

     On December 10, 1996, the Partnership and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of all of the Partnership property and improvements (The Overlook Apartments ("Overlook"), Woodlands Tech Center ("Woodlands"), Piedmont Plaza Shopping Center ("Piedmont") and the Partnership's joint venture interest in the Westford Corporate Center ("Westford JV")) for an aggregate purchase price of $29,650,000. On January 10, 1997, the Partnership and the Glenborough Properties, L.P., an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

     On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Limited Partners requesting consent to the proposed sale, the Purchase Agreement and the liquidation. The Consent Solicitation Statement expired April 15, 1997, and the General Partner received the required majority consent. The sale was completed on April 29, 1997.

     After closing costs of approximately $131,000, the Partnership netted approximately $29,519,000 (Overlook - $11,110,300, Woodlands - $4,567,300,
Piedmont - $6,319,700, and Westford JV interest - $7,521,700). For book purposes, the properties had a carrying value of approximately $25,864,000 (Overlook - $7,215,000, Woodlands - $4,772,000, Piedmont - $6,757,000, and
Westford JV interest - $7,120,000) and the Partnership expects to record a net gain of approximately $3,655,000 (Overlook - $3,895,300, Woodlands - $(204,700), Piedmont - $(437,300) and Westford JV interest - $401,700). The net gain inclusive of the Partnership's joint venture partner's interest in Westford JV is expected to be approximately $3,797,000. To complete the liquidation, the net proceeds from the sale together with the net cash from the transfer of the Partnership's remaining assets to the General Partner, will be distributed to limited partners on or about June 30, 1997. The Partnership will terminate concurrently with the liquidating distribution.

RESULTS OF OPERATIONS

     Rental income decreased for the three months ended March 31, 1997, as compared with the same period of 1996, primarily due to a decrease in occupancy at Overlook Apartments. A new lease at Piedmont, effective January 1, 1997, led to an increase in Piedmont's rental income, partially offsetting the decline at Overlook.

     Other income increased for the three months ended March 31, 1997, as compared with the same period of 1996. Other income for the first quarter of 1996 included a $42,000 adjustment for over billing of 1995 expense recoveries to tenants at Westford.

     Property operating expense decreased for the three months ended March 31, 1997, as compared with the same period of 1996. Snow removal and maintenance costs decreased at Westford and Woodlands Tech as the result of a milder winter in 1997. A landscaping project that was capitalized in 1995 was reclassified to an expense account in 1996, increasing maintenance expense at Westford in the first quarter of 1996. At Overlook Apartments, non-routine maintenance decreased as the resurfacing of the pool deck was completed in 1996, partially offset by the replacement of the pool heater in 1997. Insurance expense decreased at Piedmont Plaza because the property's anchor tenant was allowed to obtain its own insurance. Also, management fees at Piedmont Plaza decreased due to the timing of receipts from tenants for expense reimbursements.

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     General and administrative expense decreased for the three months ended March 31, 1997, as compared with the same period of 1996. Payroll costs decreased at Overlook Apartments due to the timing of hiring a replacement for the vacant maintenance supervisor position. Piedmont Plaza and Woodlands Tech reported decreases in the provision for doubtful accounts. Partially offsetting the decreases in general and administrative expense was a fee for an environmental site assessment at Westford.

     The decrease in fees and reimbursements to affiliates for the three months ended March 31, 1997, as compared with the same period of 1996, was the result of lower management fees from Piedmont Plaza (due to timing of tenant receipts) and lower reimbursable expenses.

     Depreciation and amortization were not recorded for the three months ended March 31, 1997 as the Partnership's properties were held for sale.

     The increase in the venture partner's share of Venture's operations in 1997, as compared with 1996, was the result of an increase in Westford's overall results as described herein.

                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1996                                   1997
                                            -------------------------------------------------           ---------
                                              At 3/31      At 6/30      At 9/30     At 12/31             At 3/31
                                              -------      -------      -------     --------             -------
1.   Woodlands Tech Center
     St. Louis, Missouri                         82%          82%          83%           86%                86%

2.   Westford Corporate Center
     Westford, Massachusetts(a)                 100%         100%         100%          100%               100%

3.   Piedmont Plaza Shopping Center
     Apopka, Florida                             95%          94%          94%           94%                97%

4.   Overlook Apartments
     Scottsdale, Arizona                         99%          97%          92%           91%                93%

(a) See the Notes to Consolidated Financial Statements for information on the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 73.92% interest in the joint venture which owns the property.








                                                                 9

                    CIGNA INCOME REALTY-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PART II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CIGNA INCOME REALTY-I LIMITED PARTNERSHIP

                             By: CIGNA Realty Resources, Inc. - Tenth, General Partner





Date: May 14, 1997           By:      /s/ John D. Carey
      ------------                    -----------------
                                      John D. Carey, President
                                      (Principal Executive Officer)



Date: May 14, 1997           By:      /s/ Josephine C. Donofrio
      ------------                    -------------------------
                                      Josephine C. Donofrio, Controller
                                      (Principal Accounting Officer)